Form 10QSB
period 1995-09-30
GRANITE STATE BANKSHARES INC
filed 1995-11-13
CIK 792360

FORM 10-QSB

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C.  20549

Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934

For quarterly period ended September 30, 1995

Commission File No. 0-14895

Granite State Bankshares, Inc.
(Exact name of registrant as specified in its charter)

New Hampshire
(State or other jurisdiction of incorporation or organization)
02-0399222
(I.R.S. Employer Identification No.)

122 West Street, Keene, New Hampshire           03431
(Address of Principal Executive Offices)        (Zip Code)

Registrant's telephone number, including area code: (603) 352-1600



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes ( X )               No  (   )

	The number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1995 was 2,045,081, $1.00 par value per share.


INDEX

Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                              Page

Item 1. Financial Statements:

	Consolidated Statements of Financial Condition
	September 30, 1995 and December 31, 1994                            3

	Consolidated Statements of Earnings
	Three and nine months ended September 30, 1995 and 1994             4

	Consolidated Statements of Stockholders' Equity
	Three and nine months ended September 30, 1995 and 1994             5

	Consolidated Statements of Cash Flows
	Three and nine months ended September 30, 1995 and 1994             6

	Notes to Unaudited Consolidated Financial Statements                7

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations                                           10

Part II Other Information

Item 1. Legal Proceedings                                                   18

Item 2. Changes in Securities                                               18

Item 3. Defaults upon Senior Securities                                     18

Item 4. Submission of Matters to a Vote of  Security Holders                18

Item 5. Other Information                                                   18

Item 6. Exhibits and Reports on Form 8-K                                    18

Signatures                                                                  19

Granite State Bankshares, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Financial Condition

								September 30,   December 31,
($ in thousands, except par values)                             1995            1994
								------------    ------------
								(Unaudited)
ASSETS

Cash and due from banks                                         $   14,259       $    9,255
Interest-bearing deposits - Federal Home Loan Bank of Boston        32,115               26

Investment securities - held to maturity (note 2)
   (Market value $2,999 at September 30, 1995
   and $15,260 at December 31, 1994)                                 3,000           15,499
Available for sale securities, at market value (note 2)             80,712           73,032
Stock in Federal Home Loan Bank of Boston                            3,215            3,215

Loans (note 3)                                                     190,575          195,251
   Less:   Unearned income                                          (2,484)          (2,930)
	   Allowance for possible loan losses                       (3,556)          (4,230)
								------------     ------------
		Net Loans                                          184,535          188,091

Premises and equipment                                               9,901            9,776
Real estate acquired by foreclosure or substantively repossessed     2,176            3,009
Other assets                                                         7,236            8,937
								------------     ------------
								$  337,149       $  310,840
								============     ============
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits                                       $  254,437       $  213,478
Noninterest-bearing deposits                                        29,860           26,551
								------------     ------------
		Total Deposits                                     284,297          240,029

Securities sold under agreements to repurchase                      20,609           21,968
Short-term borrowings from the Federal Home Loan Bank of Boston                      20,904
Long-term debt                                                         262              328
Other liabilities                                                    2,708            1,970
								------------     ------------
		Total Liabilities                                  307,876          285,199

Common stock, $1.00 par value; authorized 12,500,000 shares;
   issued 2,535,833 shares                                           2,536            2,536
Additional paid-in capital                                          19,218           19,218
								------------     ------------
								    21,754           21,754

Unrealized gain (loss) on available for sale securities, net         1,375             (703)
Retained earnings                                                    9,903            8,083
								------------     ------------
								    33,032           29,134

Less:   Treasury stock, at cost, 478,252 and 453,752
		shares, respectively                                (3,759)          (3,429)
											(64)
	    Unearned compensation - ESOP                        ------------     ------------
		Total Stockholders' Equity                          29,273           25,641
								------------     ------------
								$  337,149       $  310,840
								============     ============

See accompanying notes to unaudited consolidated financial statements.

Granite State Bankshares, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Earnings



									Three Months Ended       Nine  Months Ended
									September 30,            September 30,
									---------------------    ---------------------
($ in thousands, except per share data)                                 1995       1994          1995       1994
									---------- ----------    ---------- ----------
									     (Unaudited)              (Unaudited)
Interest and dividend income:
   Interest on loans                                                    $   4,622  $   4,025     $  13,705  $  11,416
   Interest on securities held to maturity                                    124        241           533        909
   Interest on securities available for sale                                1,103        890         3,322      1,723
   Interest on trading securities                                                         67                      335
   Dividends on Federal Home Loan Bank of Boston stock                         54         69           168        117
   Dividends on equity securities available for sale                           43         26           105         75
   Other interest                                                             334                      359        139
									---------- ----------    ---------- ----------
									    6,280      5,318        18,192     14,714
Interest expense:
   Savings deposits                                                         1,112        866         2,965      2,549
   Time deposits                                                            1,485        725         3,813      2,188
   Borrowed funds                                                             322        448         1,211        835
									---------- ----------    ---------- ----------
									    2,919      2,039         7,989      5,572
									---------- ----------    ---------- ----------
	Net interest income                                                 3,361      3,279        10,203      9,142
Provision for possible loan losses (note 3)                                   225                      450
									---------- ----------    ---------- ----------
	Net interest income after provision for possible loan losses        3,136      3,279         9,753      9,142

Noninterest income:
   Loan fees                                                                   41         20           146        108
   Mortgage service fees                                                      194        160           545        573
   Net gains on securities available for sale                                   0         43           205         43
   Net gains (losses) on trading securities                                               16                     (145)
   Net gains on sale of loans                                                 112         52           248        215
   Other                                                                      269        236           739        751
									---------- ----------    ---------- ----------
									      616        527         1,883      1,545
Noninterest expense:
   Salaries and employee benefits                                           1,228      1,077         3,696      3,428
   Occupancy, net                                                             211        223           685        728
   Equipment                                                                  168        209           563        670
   Real estate acquired by foreclosure or substantively repossessed            26        218           237        280
   Other                                                                      797        821         2,455      2,340
									---------- ----------    ---------- ----------
									    2,430      2,548         7,636      7,446
									---------- ----------    ---------- ----------
   Earnings before income taxes                                             1,322      1,258         4,000      3,241
Applicable income taxes                                                       458        453         1,435      1,082
									---------- ----------    ---------- ----------
	Net earnings                                                    $     864  $     805     $   2,565  $   2,159
									========== ==========    ========== ==========
Weighted average common shares outstanding:
   Primary                                                              2,175,781  2,220,345     2,178,789  2,236,484
   Fully diluted                                                        2,181,547  2,220,405     2,191,059  2,245,289

Net earnings per common share -primary                                  $    0.40  $    0.36     $    1.18  $     .97

Net earnings per common share -fully diluted                            $    0.40  $    0.36     $    1.17  $     .96

See accompanying notes to unaudited consolidated financial statements.

Granite State Bankshares, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements
Consolidated Statements of Stockholders' Equity

									Three Months Ended       Nine  Months Ended
									September 30,            September 30,
									---------------------    ---------------------
($ in thousands)                                                        1995       1994          1995       1994
									---------- ----------    ---------- ----------
									     (Unaudited)              (Unaudited)
Balance, beginning of period                                            $  28,320  $  26,345     $  25,641  $  25,381

Net earnings                                                                  864        805         2,565      2,159

Dividends declared on common stock                                           (248)      (169)         (745)      (515)

Purchase of treasury stock                                                   (107)      (547)         (330)      (547)

Decrease in unearned compensation -ESOP                                        21         21            64         64

Increase (decrease) in net unrealized gains on
    available for sale securities, net of related income taxes                423        (15)        2,078       (102)
									---------- ----------    ---------- ----------
Net change in stockholders' equity                                            953         95         3,632      1,059
									---------- ----------    ---------- ----------
Balance, end of period                                                  $  29,273  $  26,440     $  29,273  $  26,440
									========== ==========    ========== ==========

See accompanying notes to unaudited consolidated financial statements.


Granite State Bankshares, Inc. and Subsidiary
Part I - Financial Information
Item 1 - Financial Statements

Consolidated Statements of Cash Flows


									Three Months Ended       Nine  Months Ended
									September 30,            September 30,
									---------------------    ---------------------
Increase (decrease) in cash  (In Thousands)                             1995       1994          1995       1994
									---------- ----------    ---------- ----------
									     (Unaudited)              (Unaudited)

Cash flows from operating activities:


 Net earnings                                                           $     864   $    805     $   2,565  $   2,159
 Adjustments to reconcile net earnings to net cash
       provided by operating activities
    Provision for possible loan losses                                        225                      450
    Provision for depreciation and amortization                               288        318           876        971
    Net accretion on securities                                               (18)       (92)         (107)      (307)
    Net decrease in trading securities                                                                         16,429
    Unrealized (gain) loss on trading securites                                          (15)                      75
    Realized gain on securities available for sale                                       (43)         (205)       (43)
    Realized (gain) loss on trading securities                                            (1)                      70
    Loans originated for sale                                              (5,880)    (3,555)      (20,664)   (14,830)
    Proceeds from sales of loans originated for sale                        6,723      4,209        21,019     18,105
    Realized gains on sales of loans                                         (112)       (52)         (248)      (215)
    Realization of unearned income                                            (74)       (99)         (446)      (331)
    Provision for loss on real estate acquired by
       foreclosure or substantively repossessed                                          105           203        109
    Realized gain on sales of other real estate owned                         (20)        (3)         (159)      (101)
    Deferred income taxes (benefits)                                           14        (74)          142        (24)
    (Increase) decrease in other assets                                       680       (167)        1,009       (720)
    Increase (decrease) in other liabilities                                  332        369          (106)       417
    Decrease in unearned compensation-ESOP                                     21         21            64         64
									---------- ----------    ---------- ----------
	 Net cash provided by operating activities                          3,043      1,726         4,393     21,828

Cash flows from investing activities:

    Proceeds from maturities of securities held to maturity                12,500     10,000        12,500     14,500
    Purchase of securities held to maturity                                                                      (503)
    Proceeds from sale of securities available for sale                               15,000           656     15,000
    Proceeds from maturities of securities available for sale               3,000      3,095         5,998      3,095
    Purchase of securities available for sale                              (7,318)   (21,997)      (10,875)   (65,015)
    Loan (originations) repayments, net                                     4,548         90         1,674     (9,438)
    Purchase of premises and equipment                                       (224)      (151)         (665)      (426)
    Advances made on other real estate owned and
       substantively repossessed                                                          (9)          (22)       (12)
    Advances on real estate held for investment                                           (9)           (6)       (57)
    Proceeds from sales of other real estate owned                            663        689         2,582      2,192
    Net (increase) decrease in interest-bearing deposits with
       Federal Home Loan Bank of Boston                                   (25,737)      (142)      (32,089)    12,246
									---------- ----------    ---------- ----------
	 Net cash provided by (used in) investing activities              (12,568)     6,566       (20,247)   (28,418)

Cash flows from financing activities:

    Net increase (decrease) in time certificates of deposit                 1,878     (2,094)       30,630     (9,205)
    Net increase in demand, NOW, regular savings and
       money market deposit accounts                                        7,711      3,651        13,638        408
    Net increase (decrease) in securities
       sold under agreements to repurchase                                    491     (2,668)       (1,359)     1,672
    Net increase (decrease) in short-term borrowings                                  (7,700)      (20,904)    15,300
    Net increase (decrease) in long-term borrowings                                      139            (2)       264
    Repayment of liability relating to ESOP                                   (21)       (21)          (64)       (64)
    Purchase of treasury stock                                               (107)      (547)         (330)      (547)
    Dividends paid on common stock                                           (249)      (169)         (751)      (515)
									---------- ----------    ---------- ----------
	 Net cash provided by (used in) financing activities                9,703     (9,409)       20,858      7,313
									---------- ----------    ---------- ----------
	 Net increase (decrease) in cash and due from banks                   178     (1,117)        5,004        723
Cash and due from banks at beginning of period                             14,081     11,433         9,255      9,593
									---------- ----------    ---------- ----------
	 Cash and due from banks at end of period                       $  14,259  $  10,316     $  14,259  $  10,316
									========== ==========    ========== ==========

See accompanying notes to unaudited consolidated financial statements.



Granite State Bankshares, Inc. and Subsidiary
Part I - Financial Information
Item 1.   Financial Statements
Notes to Consolidated Financial Statements (Unaudited)
September 30, 1995

Note 1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1994.

	Certain information in the 1994 financial statements has been reclassified to conform with the 1995 presentation.

Note 2. Securities

	Effective December 31, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes.

	The amortized cost, estimated market value and carrying value of securities at September 30, 1995 and December 31, 1994 were as follows:

							Amortized               Estimated               Carrying
At September 30, 1995                                   Cost                    Market Value            Value
							------------            ------------            ------------
							(In Thousands)
Securities held to maturity
	Other corporate obligations                     $     3,000             $     2,999             $     3,000
							------------            ------------            ------------
	    Total securities held to maturity           $     3,000             $     2,999             $     3,000
							============            ============            ============

Securities available for sale
	US Treasury obligations                         $    59,001             $    59,239             $    59,239
	US Government agency obligations                      6,000                   6,001                   6,001
	Other corporate obligations                           9,492                   9,453                   9,453
	Marketable equity securities                          4,136                   6,019                   6,019
							------------            ------------            ------------
	    Total securities available for sale         $    78,629             $    80,712             $    80,712
							============            ============            ============

							Amortized               Estimated               Carrying
At December 31, 1994                                    Cost                    Market Value            Value
							------------            ------------            ------------
							(In Thousands)
Securities held to maturity
	Other corporate obligations                     $    15,499             $    15,260             $    15,499
							------------            ------------            ------------
	    Total securities held to maturity           $    15,499             $    15,260             $    15,499
							============            ============            ============

Securities available for sale
	US Treasury obligations                         $    58,912             $    57,502             $    57,502
	US Government agency obligations                      3,000                   2,955                   2,955
	Other corporate obligations                           9,484                   9,282                   9,282
	Marketable equity securities                          2,701                   3,293                   3,293
							------------            ------------            ------------
	    Total securities available for sale         $    74,097             $    73,032             $    73,032
							============            ============            ============


	 At September 30, 1995, US Treasury and Federal Agency obligations with carrying and market values of $32,574,000 were pledged as collateral for securities sold under agreements to repurchase and government deposit accounts.

Note 3. Loans

	Real estate mortgage loans and other loans are stated at the amount of unpaid principal, less unearned income and the allowance for possible loan losses.

	Interest on loans is accrued and credited to operations based upon the principal amount outstanding. When management determines that significant doubt exists as to collectibility of principal or interest on a loan, the loan is placed on nonaccrual status. In addition, loans past due 90 days or more as to principal or interest are placed on nonaccrual status, except those loans which, in management's judgment, are fully secured and in the process of collection. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current operations.
Interest on nonaccrual loans is recognized only when received. Loans are restored to accrual status when the borrower has demonstrated the ability to make future payments of principal and interest, as scheduled.

	Loans considered to be uncollectible are charged against the allowance for possible loan losses. The allowance is increased by charges to current operations in amounts sufficient to maintain the adequacy of the allowance. The adequacy of the allowance is determined by management's evaluation of the extent of existing risks in the loan portfolio and prevailing economic conditions.

	Changes in the allowance for possible loan losses are as follows:

						Three months ended              Nine  Months Ended
						September 30,                   September 30,
						-------------------------       -------------------------
						1995            1994            1995            1994
						---------       ---------       ---------       ---------
						(In Thousands)
Balance, beginning of period                    $     3,725     $     3,809     $     4,230     $     4,004
Provision for possible loan losses                      225               0             450               0
Loans charged off                                      (415)            (10)         (1,250)           (227)
Recoveries of loans previously charged off               21              24             126              46
						------------    ------------    ------------    ------------
Balance, end of period                          $     3,556     $     3,823     $     3,556     $     3,823
						============    ============    ============    ============


	Unearned income on loans is being amortized as a yield adjustment over the estimated lives of the loans.

Note 4. Supplemental Disclosures of Cash Flow Information

							Three months ended              Nine  Months Ended
							September 30,                   September 30,
							-------------------------       -------------------------
							1995            1994            1995            1994
							---------       ---------       ---------       ---------
							(In Thousands)
Cash paid for interest                                  $   2,898       $   2,061       $   7,864       $   5,639
Income taxes paid                                             375             400           1,375           1,000
Non-cash investing activities:
   Real estate acquired in settlement of loans                892             193           1,771             959

Note 5. Accounting Changes

	Effective January 1, 1995, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 114, entitled Accounting by Creditors for Impairment of a Loan, as required by the Financial Accounting Standards Board ("FASB"). Concurrent with the adoption of SFAS No. 114, the Company also adopted SFAS No. 118, which amended certain of the revenue recognition provisions of SFAS No. 114. The impact of adopting SFAS Nos. 114 and 118, had no material effect on the consolidated financial position of the Company at September 30, 1995 or on its consolidated results of operations for the three and nine months ended September 30, 1995.


Granite State Bankshares, Inc. and Subsidiary
Part I - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
September 30, 1995


General

	All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-QSB. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole.

	The principal business of the Company is to serve as a financial intermediary attracting deposits from the general public and making both secured and unsecured loans. The operating results of the Company depend primarily on net interest income earned by the Company's subsidiary, Granite Bank ("the subsidiary bank"). Net interest income is the difference between interest and dividend income on earning assets, primarily loans and securities, and interest expense on interest-bearing liabilities, which consist of deposits and borrowings. Operating results of the Company also depend upon the provision for possible loan losses, noninterest income and noninterest expense.

Financial Condition

	Total assets increased by $26,309,000 or 8.46%, from $310,840,000 at December 31, 1994 to $337,149,000 at September 30, 1995.

	Interest bearing deposits with the Federal Home Loan Bank of Boston increased $32,089,000, from $26,000 at December 31, 1994 to $32,115,000 at
September 30, 1995.

	Securities held to maturity decreased $12,499,000, from $15,499,000 at December 31, 1994 to $3,000,000 at September 30, 1995, as a result of $12,500,000 in securities which matured.

	Securities available for sale increased $7,680,000, from $73,032,000 at December 31, 1994 to $80,712,000 at September 30, 1995.

	Net loans were $184,535,000 at September 30, 1995, a decrease of $3,556,000 from $188,091,000 at December 31, 1994.

	Total deposits increased $44,268,000, from $240,029,000 at December 31, 1994 to $284,297,000 at September 30, 1995. The increase in deposits of $44,268,000 resulted primarily from the introduction of a new deposit product, as well as a change in pricing strategy, whereby higher interest rates were offered for certain deposit products.

	Securities sold under agreements to repurchase decreased $1,359,000, from $21,968,000 at December 31, 1994 to $20,609,000 at September 30, 1995.

	Short-term borrowings from the Federal Home Loan Bank of Boston of $20,904,000, at December 31, 1994 have all been repaid during 1995.

	Stockholders' equity increased by $3,632,000 during the first nine months of 1995, from $25,641,000 at December 31, 1994, to $29,273,000 at
September 30, 1995. The increase was due to $2,565,000 of net earnings, a $2,078,000 increase in unrealized gains on securities available for sale, net and a $64,000 decrease in unearned compensation associated with the employee stock ownership plan, partially offset by $745,000 of common stock dividends . declared and a $330,000 increase in treasury stock.

	The increase in assets of $26,309,000 was primarily funded by increases in deposits of $44,268,000 and stockholders' equity of $3,632,000, partially offset by a decrease in securities sold under agreements to repurchase of $1,359,000 and repayments of short-term borrowings from the Federal Home Loan Bank of Boston of $20,904,000.

	The increase in assets, as well as the net cash produced from maturities of securities held to maturity and reductions of loans, partially offset by the increase in securities available for sale were primarily invested in interest bearing deposits - Federal Home Loan Bank of Boston. Funds have been temporarily invested in interest bearing deposits - Federal Home Loan Bank of Boston as a result of management's assessment of the prevailing flat interest yield curve, which management believes would not produce a significant enough benefit to invest the assets in longer term maturities at this time.

Stock Repurchase Plan

	On June 14, 1994, the Company announced a Stock Repurchase Plan ("Plan"), whereby the Company's Board of Directors authorized the repurchase of up to 9% of its outstanding common shares from time to time. Shares repurchased under the Plan may be held in treasury, retired or used for general corporate purposes. As of September 30, 1995, the Company has repurchased 102,600 shares under the Plan, representing 4.75% of common shares outstanding at the date of announcement of the Plan.

Results of Operations

Net Earnings

	Net earnings for the three and nine months ended September 30, 1995 were $864,000 and $2,565,000, compared to $805,000 and $2,159,000 for the three and nine months ended September 30, 1994. Net earnings for the three and nine months ended September 30, 1995, increased 7.33% and 18.81%, respectively, over net earnings for the three and nine months ended September 30, 1994. Earnings per common share for the three and nine months ended September 30, 1995 were $0.40 and $1.18 per share ($0.40 and $1.17 per share fully diluted), compared to $0.36 and $0.97 per share ($0.36 and $0.96 per share fully diluted) for the three and nine months ended September 30, 1994.

Interest and Dividend Income

	Interest and dividend income for three and nine months ended September 30, 1995 was $6,280,000 and $18,192,000, respectively, compared to $5,318,000 and $14,714,000, for the corresponding periods in 1994. Average interest-earning assets for the nine months ended September 30, 1995 were $290,170,000 and for the nine months ended September 30, 1994 were $278,419,000. The yield on interest-earning assets was 8.31% and 8.36%, respectively for the three and nine months ended September 30, 1995, compared to 7.41% and 7.04%, respectively for the same periods in 1994.

	The increase in interest and dividend income for the three and nine months ended September 30, 1995 compared to the three and nine months ended September 30, 1994 is primarily attributable to an increase in average interest earning assets for 1995 compared to 1994, and higher yields on interest earning assets. The higher yields in 1995 compared to 1994, are the result of the increasing interest rate environment, which began in the first quarter of 1994 and continued throughout 1994 and into the first quarter of 1995, which has increased the yields realized on securities and loans.

Interest Expense

	Interest expense for the three and nine months ended September 30, 1995 was $2,919,000 and $7,989,000, respectively, compared to $2,039,000 and
$5,572,000 for the corresponding periods in 1994. Average interest-bearing liabilities for the nine months ended September 30, 1995 were $265,558,000 and for the nine months ended September 30, 1994 were $254,615,000. The rates paid on interest-bearing liabilities were 4.24% and 4.01%, respectively for the three and nine months ended September 30, 1995, compared to 3.12% and 2.92% for the same periods in 1994.

	The increase in interest expense for the three and nine months ended September 30, 1995 compared to the same periods in 1994 is primarily due to an increase in the average balance of interest bearing liabilities and an increase in the interest rates paid on these liabilities.

Net Interest Income

	Net interest income increased by $82,000 and $1,061,000 for the three and nine months ended September 30, 1995 compared to the same periods in 1994. The slight increase for the three months ended September 30, 1995 compared to the same period in 1994 relates to a larger increase in interest earning assets than interest bearing liabilities, partially offset by reductions in the interest rate spread and the net yield on interest-earning assets, as the rates paid on interest-bearing liabilities increased more rapidly than the yields realized on interest earning assets. The large increase in net interest income for the nine months ended September 30, 1995, compared to the same period in 1994 result primarily from the Company's yields on interest-earning assets increasing more rapidly than the cost of interest-bearing liabilities. The Company's yields on its interest-earning assets increased more rapidly than the cost of its interest-bearing liabilities in the first and second quarters of 1995 and was partially offset in the third quarter of 1995, when the cost of interest-bearing liabilities increased, while the yields on interest-earning assets decreased slightly, compared with yields in the second quarter of 1995. A general decline in interest rates during the second and third quarters of 1995 decreased the yields on interest-earning assets in the third quarter, while the shift of deposits from low rate savings, NOW and money market accounts into new deposit products offered by the Company and longer term higher cost time certificates increased the cost of interest-bearing liabilities during the third quarter. The Company's interest rate spread was 4.07% and 4.35%, for the three and nine months ended September 30, 1995, compared to 4.29% and 4.12% for the three and nine months ended September 30, 1994. The net yield on interest earning assets for the three and nine months ended September 30, 1995 was 4.45% and 4.70%, compared to 4.57% and 4.38% for the three and nine months ended September 30, 1994.

 Provision for Possible Loan Losses

	The provision for possible loan losses for the three and nine months ended September 30, 1995 was $225,000 and $450,000, respectively, compared to no provision for the three and nine months ended September 30, 1994. The increase in the provision for the three and nine months ended September 30, 1995, compared to the same periods in 1994, related primarily to management's overall evaluation of the adequacy of the allowance, in consideration of the increase in nonperforming loans, as well as replenishing the allowance due to the increased charge off activity for the three and nine months ended September 30, 1995 compared to the same periods in 1994.

	Nonperforming loans totaled $2,458,000 at September 30, 1995, an increase of $174,000 from $2,284,000 at December 31, 1994. The increase in nonperforming loans was primarily attributable to an increase in nonperforming commercial real estate loans, partially offset by a reduction in nonperforming residential real estate loans. The level of net charge-offs for the three and nine months ended September 30, 1995 was $394,000 and $1,124,000, compared to a net recovery of $14,000 and net charge-offs of $181,000, for the corresponding periods a year ago.

	The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and potential unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for possible loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb possible losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for possible loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for possible loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

Noninterest Income

	Noninterest income for the three and nine months ended September 30, 1995 totaled $616,000 and $1,883,000, respectively, compared to $527,000 and $1,545,000 for the same periods in 1994. The significant changes in the components of noninterest income for the three months ended September 30, 1995 compared to the same period in 1994 were primarily mortgage service fees of $194,000 for the three months ended September 30, 1995, compared to $160,000 for the same period in 1994, and net gains on sales of loans of $112,000 for the three months ended September 30, 1995, compared to $52,000 for the same period in 1994, partially offset by net gains on available for sale securities of $0 for the three months ended September 30, 1995, compared to $43,000 for the same period in 1994. The significant changes in the components of noninterest income for the nine months ending September 30, 1995 compared to the same period in 1994, were net gains on available for sale securities of $205,000 for the nine months ended September 30, 1995, compared to $43,000 for the nine months ended September 30, 1994, and net losses on trading securities of $145,000 for the nine months ended September
30, 1994, compared to $0 for the nine months ended September 30, 1995.

Noninterest Expense

	Noninterest expense for the three and nine months ended September 30, 1995 totaled $2,430,000 and $7,636,000, respectively, compared to $2,548,000 and $7,446,000 for the same periods a year earlier. The decrease for the three months ended September 30, 1995, compared to 1994 relates primarily to a decreased cost of $192,000 associated with the holding and disposition of real estate acquired by foreclosure or substantively repossessed and decreased costs of $53,000 associated with occupancy and equipment expenses, partially offset by an increase of $151,000 in salaries and benefit expenses. The increase for the nine months ended September 30, 1995, compared to 1994 is primarily attributable to increases in salaries and benefits expense of $268,000, which is comprised of normal salary increases and increased medical costs, and increased costs of $105,000 associated with advertising a new deposit product, partially offset by a reduction of $150,000 in occupancy and equipment expenses.

Income Taxes

	Income taxes for the three and nine months ended September 30, 1995 were $458,000 and $1,435,000, respectively, compared with $453,000 and $1,082,000 for the same periods in 1994. The increase in 1995, compared to 1994 primarily relates to the increase in earnings before income taxes.

Risk Elements

	Total nonperforming loans increased from $2,284,000 or 1.21% of net loans, at December 31, 1994, to $2,458,000 or 1.33% of net loans, at September 30, 1995. The increase was primarily attributable to an increase in nonperforming commercial real estate loans, partially offset by a decrease in nonperforming residential real estate loans. During the same period, real estate acquired by foreclosure or substantively repossessed, declined from $3,009,000 to $2,176,000. The allowance for loan losses as a percent of total nonperforming loans was 144.67% at September 30, 1995, compared with 185.20% at December 31, 1994.

	As shown in the following table, nonperforming assets as a percentage of total assets were 1.37% and 1.70%, as of September 30, 1995 and December 31, 1994, respectively.

							September 30, 1995      December 31, 1994
							------------------      -----------------
							($ in Thousands)
Loans 90 days or more past due
	and still accruing                              $       500             $        21
							============            ============

Nonaccrual/nonperforming loans                          $     2,458             $     2,284

Real estate acquired by foreclosure or
	substantively repossessed                             2,176                   3,009
							------------            ------------
	Total nonperforming assets                      $     4,634             $     5,293
							============            ============

Allowance for possible loan losses                      $     3,556             $     4,230

Nonperforming loans as a percent of net loans                  1.33%                   1.21%

Allowance for possible loan losses
	as a percent of total nonperforming loans            144.67%                 185.20%

Nonperforming assets as a percent of total assets              1.37%                   1.70%

Liquidity

	The Company's primary sources of liquidity, through its subsidiary, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston, securities held to maturity, and securities available for sale, particularly short-term investments. At September 30, 1995, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $262,000, with an additional available borrowing capacity of approximately $141,216,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $32,115,000, securities held to maturity were $3,000,000 and securities available for sale were $80,712,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $77,693,000, all of which have remaining maturities of less than five years and a weighted-average maturity of approximately fourteen months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

Capital Resources

	Under the Federal Reserve Board's guidelines, bank holding companies such as the Company currently are required to maintain a minimum ratio of qualifying total capital to total assets and off-balance sheet instruments, as adjusted to reflect their relative credit risks, of 8.0 percent. At least one-half of total capital must be comprised of common equity, retained earnings, non-cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier I capital").

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for possible loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for possible loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments which may be different from those of management.

Noninterest Income

	Noninterest income for the three and nine months ended September 30, percentage of assets are as follows:

						September 30, 1995
						------------------------------------
									Subsidiary
						Company                 Bank
						------------            ------------
Tier I leverage capital                         7.64%                   7.18%
Tier I capital to risk-weighted assets          14.75%                  13.86%
Total capital to risk-weighted assets           15.83%                  14.96%

Accounting Pronouncements

	Effective January 1, 1995, the Company prospectively adopted Statement of Financial Accounting Standards ("SFAS") No. 114, entitled Accounting by Creditors for Impairment of a Loan, as required by the Financial Accounting Standards Board ("FASB"). Concurrent with the adoption of SFAS No. 114, the Company also adopted SFAS No. 118, which amended certain of the revenue recognition provisions of SFAS No. 114. The impact of adopting SFAS Nos. 114 and 118, had no material effect on the consolidated financial position of the Company at September 30, 1995 or on its consolidated results of operations for the three and nine months ended September 30, 1995.

	In May 1995, the FASB promulgated SFAS No. 122, "Accounting for
Mortgage Servicing Rights." The Statement requires that the Company recognize as separate assets rights to service mortgage loans for others, regardless of how those servicing rights were acquired. An institution that acquires mortgage servicing rights through either the purchase or origination of mortgage loans and sells those loans with servicing rights retained would allocate some of the cost of the loans to the mortgage servicing rights. The Statement also requires that an enterprise allocate the cost of purchasing or originating the mortgage loans between the mortgage servicing rights and the loans when mortgage loans are securitized, if it is practicable to estimate the fair value of mortgage servicing rights. Additionally, the Statement requires the capitalized mortgage servicing rights and capitalized excess servicing receivables be assessed for impairment. Impairment would be measured based on fair value.

	The Statement is to be applied prospectively to fiscal years beginning after December 15, 1995, to transactions in which an entity acquires mortgage servicing rights and to impairment evaluations of all capitalized mortgage servicing rights and capitalized excess servicing receivables whenever acquired. Retroactive application would be prohibited. The Company's management does not anticipate that the Statement will have a material effect on the Company's consolidated financial position or consolidated results of operations.


Granite State Bankshares, Inc. and Subsidiary
Consolidated Quarterly Average Balances and Interest Rates
(dollars in thousands)

					1995 QTD                                        1994 QTD
					----------------------------------------------  --------------
					Third Quarter   Second Quarter  First Quarter   Fourth Quarter
					Avg bal  Rate   Avg bal  Rate   Avg bal  Rate   Avg bal  Rate
					-------- -----  -------- -----  -------- -----  -------- -----
Assets:
  Loans, net                            $188,123 9.83%  $190,713 9.79%  $187,370 9.43%  $187,882 8.88%
  Securities and
    interest-earning investments         114,100 5.81%    95,953 5.87%    94,023 6.05%    96,737 6.03%
					--------        --------        --------        --------
Total interest-earning assets            302,223 8.31%   286,666 8.48%   281,393 8.30%   284,619 7.91%


Noninterest-earning assets                32,349          31,696          29,593          30,530
					--------        --------        --------        --------
  Total Assets                          $334,572        $318,362        $310,986        $315,149
					========        ========        ========        ========


Liabilities & stockholders' equity:
   Savings deposits                     $145,659 3.05%  $139,481 2.90%  $134,158 2.51%  $146,515 2.36%
   Time Deposits                         105,489 5.63%   101,166 5.36%    84,671 4.60%    74,446 4.01%
   Other borrowed funds                   24,599 5.24%    21,569 5.56%    39,692 5.94%    36,911 5.66%
					--------        --------        --------        --------
   Total int-bearing liabilities         275,747 4.24%   262,216 4.07%   258,521 3.72%   257,872 3.31%


   Noninterest-bearing deposits           28,083          26,996          25,467          28,876
   Other liabilities                       1,961           1,484             880           1,617
   Stockholders' equity                   28,781          27,666          26,118          26,784
					--------        --------        --------        --------
Total liab & stockholders' equity       $334,572        $318,362        $310,986        $315,149
					========        ========        ========        ========

Interest rate spread                             4.07%           4.41%           4.58%           4.60%
						 =====           =====          ======           =====


Net average earning balance /
   Net yield on interest-earning assets $ 26,476 4.45%  $ 24,450 4.76%  $ 22,872 4.88%  $ 26,747 4.92%
					======== =====  ======== =====  ======== =====  ======== =====


					1994 QTD                                        1993 QTD
					----------------------------------------------  --------------
					Third Quarter   Second quarter  First quarter   Fourth quarter
					Avg bal  Rate   Avg bal  Rate   Avg bal  Rate   Avg bal  Rate
					-------- -----  -------- -----  -------- -----  -------- -----
Assets:
   Loans, net                           $188,102 8.56%  $184,933 8.17%  $180,298 8.01%  $182,245 8.11%
   Securities and
     interest-earning investments         98,840 5.23%    94,013 4.67%    88,876 4.09%    88,644 4.06%
					--------        --------        --------        --------
   Total interest-earning assets         286,942 7.41%   278,946 6.99%   269,174 6.72%   270,889 6.79%


   Noninterest-earning assets             29,930          29,779          29,899          32,586
					--------        --------        --------        --------
   Total Assets                         $316,872        $308,725        $299,073        $303,475
					========        ========        ========        ========


Liabilities & stockholders' equity:
   Savings deposits                     $148,644 2.33%  $150,750 2.24%  $151,485 2.21%  $153,020 2.35%
   Time Deposits                          75,100 3.86%    77,450 3.69%    80,965 3.70%    83,934 3.90%
   Other borrowed funds                   38,253 4.68%    26,222 4.33%    14,614 2.82%    11,775 2.92%
					--------        --------        --------        --------
   Total int-bearing liabilities         261,997 3.12%   254,422 2.90%   247,064 2.74%   248,729 2.90%


   Noninterest-bearing deposits           27,326          26,901          24,957          28,643
   Other liabilities                       1,128           1,189           1,271             962
   Stockholders' equity                   26,421          26,213          25,781          25,141
					--------        --------        --------        --------
Total liab & stockholders' equity       $316,872        $308,725        $299,073        $303,475
					========        ========        ========        ========

Interest rate spread                             4.29%           4.09%           3.98%           3.89%
						 =====           =====           =====           =====

Net average earning balance /
   Net yield on interest-earning assets $ 24,945 4.57%  $ 24,524 4.35%  $ 22,110 4.21%  $ 22,160 4.12%
					======== =====  ======== =====  ======== =====  ======== =====


Granite State Bankshares, Inc. and Subsidiary
Part II - Other Information
September 30, 1995

Item 1. Legal Proceedings

		The Company is a defendant in ordinary and routine pending legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2. Changes in Securities

	None.

Item 3. Defaults upon Senior Securities

	None.

Item 4. Submission of Matters to a Vote of  Security Holders

	None.

Item 5. Other Information

	None.

Item 6. Exhibits and Reports on Form 8-K

	1.      Exhibits

		3(i) Articles of Incorporation, incorporated by reference to the Form 10-QSB for the quarter ended June 30, 1995.

		3(ii) Bylaws, incorporated by reference to the Form 10-QSB for the quarter ended June 30, 1995.

		27      Financial Data Schedule

	2.      Reports on Form 8-K

		None.


SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					GRANITE STATE BANKSHARES, INC.



					/s/ Charles W. Smith
					_____________________________________
Dated :   November 13, 1995             By:     Charles W. Smith
						Chairman and
						Chief Executive Officer


					/s/ William G. Pike
					_____________________________________
Dated :   November 13,  1995            By:     William G. Pike
					Executive Vice President and
					Chief Financial Officer