Form 10KSB
period 1995-12-31
GRANITE STATE BANKSHARES INC
filed 1996-04-01
CIK 792360

SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549

                              FORM 10-KSB

             Annual Report Pursuant to Section 13 or 15 (d)
                of the Securities Exchange Act of 1934

   For the fiscal year ended                   Commission File No. 0-14895
       DECEMBER 31, 1995

                   GRANITE STATE BANKSHARES, INC.
          (Exact name of registrant as specified in its charter)

               NEW HAMPSHIRE                             02-0399222
     (State or other jurisdiction of                  (I.R.S. Employer
     incorporation or organization)                  Identification No.)

122 WEST STREET, KEENE, NEW HAMPSHIRE               03431
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code: (603) 352-1600

Securities registered pursuant to Section 12 (b) of the Act: NONE

Securities registered pursuant to Section 12 (g) of the Act: COMMON STOCK,
                                                           $1.00 PAR VALUE

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X) No  ( )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form
10-KSB or any amendment to this Form 10-KSB.   (  )

      Issuer's revenues for its fiscal year ended December 31, 1995 were $27,097,000.

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing bid price of March 15, 1996, was $27,022,174. For purposes of this calculation, the affiliates of the Registrant include its directors and executive officers. Although such directors and executive officers of the Registrant performing policy-making functions were assumed to be "affiliates" of the Registrant, this classification is not to be interpreted as an admission of such status.

      As of March 15, 1996, the number of shares of the Registrant's common stock outstanding of record (exclusive of treasury shares) was 2,022,781.

                         DOCUMENTS INCORPORATED
                             BY REFERENCE


      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Annual Report on Form 10-KSB:


Document                                Part

Annual Report to Stockholders for       Part I, Item 1 (c) (5),
the year ended December 31, 1995        "Statistical Information"


                                        Part II, Item 6,
                                        "Management's Discussion and
                                        Analysis or Plan of Operation"


                                        Part II, Item 7,
                                        "Financial Statements"


Proxy Statement for the 1996            Part III, Item 9,
Annual Meeting of Stockholders          "Directors, Executive Officers
                                        Promoters and Control Persons,
                                        Compliance with Section 16(a)
                                        of the Exchange Act"


                                        Part III, Item 10,
                                        "Executive Compensation"


                                        Part III, Item 11,
                                        "Security Ownership of Certain
                                        Beneficial Owners and
                                        Management"


                                        Part III, Item 12,
                                        "Certain Relationships and
                                        Related Transactions"

             FORM 10-KSB ANNUAL REPORT -- TABLE OF CONTENTS

                                PART I

                                                                     Page
Item 1. Description of Business                                        5

  a.  General Development of Business                                  5
      1.  Current Market Conditions                                    5

  b.  Financial Information About Industry Segments                    5
  c.  Narrative Description of Business                                6

      1.  General Description of Business                              6
      2.  Regulation & Supervision                                     6
      3.  Monetary Policies                                           10
      4.  Employees                                                   11
      5.  Statistical Information                                     11

        A.  Distribution of Assets, Liabilities, and
            Stockholders' Equity;  Interest Rates
            and Interest Differential                                 11
        B.  Rate/Volume Analysis                                      11
        C.  Investment Portfolio                                      11
        D.  Loan Portfolio                                            14
        E.  Maturity of Loans                                         14
        F.  Nonperforming Loans and Assets                            15
        G.  Summary of Loan Loss Experience and
            Allocation of the Allowance for Possible
            Loan Losses                                               17
        H.  Risks Associated with Commercial Real Estate,
            Commercial and Construction Loans                         19
        I.  Deposits                                                  19
        J.  Maturities of Time Deposits                               20
        K.  Return on Equity and Assets                               20
        L.  Borrowings                                                21
        M.  Competition                                               22
        N.  Subsidiaries                                              22

  d.  Financial Information About Foreign and Domestic Operations
        and Export Sales                                              22

Item 2. Description of Property                                       23
Item 3. Legal Proceedings                                             24

Item 4. Submission of Matters to a Vote of Security Holders           24

Additional Item Executive Officers                                    24

                                PART II

                                                                     Page
Item 5. Market for Registrant's Common Equity and
          Related Stockholder Matters                                 25

  a.  Market Information                                              25
  b.  Holders                                                         26
  c.  Dividends                                                       26

Item 6. Management's Discussion and Analysis or Plan of Operation     26

Item 7. Financial Statements                                          26

  a.  Financial Statements Required by Regulation S-X                 26
  b.  Supplementary Financial Information                             26

      1. Selected Quarterly Financial Data                            26
      2. Information on the Effects of Changing Prices                26
      3. Information About Oil and Gas Producing Activities           26

Item 8. Changes In and Disagreements with Accountants on
          Accounting and Financial Disclosure                         27

                               PART III


Item 9. Directors, Executive Officers, Promoters and Control
          Persons, Compliance with Section 16(a) of the
          Exchange Act                                                27

Item 10. Executive Compensation                                       27

Item 11. Security Ownership of Certain Beneficial Owners and
           Management                                                 27

Item 12. Certain Relationships and Related Transactions               27

Item 13. Exhibits and Reports on Form 8-K                             28

  a.  List of Documents filed as Part of this Report                  28

      1.      Financial Statements                                    28
      2.      Financial Statement Schedules                           28

  b.  Reports on Form 8-K                                             28
  c.  Exhibits                                                        29

Signatures                                                            30

                                 PART I

Item 1.  Description of Business

      (a)     General Development of Business

      Granite State Bankshares, Inc. ("Granite State" or "Company") is a single-bank holding company which was formed in 1986 to acquire all of the stock of the Granite Bank, formerly Granite Bank of Keene and Keene Savings Bank, upon its conversion from a mutual savings bank to a state-chartered guaranty (stock) savings bank. Since that time, the Company has acquired the Durham Trust Company, First Northern Co-operative Bank, First National Bank of Peterborough, and the Granite Bank of Amherst.

      In March of 1987, Granite State organized a mortgage corporation, GSBI Mortgage Corporation, for purposes of expanding the residential loan programs it could offer, as well as improving the efficiency and effectiveness of its participation in the secondary mortgage markets. The mortgage corporation now operates as a division of Granite Bank and services Cheshire, Hillsborough, Strafford, and Rockingham counties, New Hampshire, with a wide variety of mortgage loan products.

      In July of 1987, the Granite Bank of Amherst opened for business as a state-chartered guaranty (stock) savings bank, and was the result of the purchase from the Amoskeag Bank of their Amherst branch office. In June of 1989 it was merged into the First National Bank of Peterborough under the name of Granite Bank, N.A.. In March of 1990 Granite Bank, N.A. was merged into Granite Bank.

      In October of 1988, First Peterborough Bank Corp. was merged into Granite State, leaving Granite State with the First National Bank of Peterborough ("First National"). First National was a national bank engaged in substantially all of the business operations customarily conducted by a commercial bank in New Hampshire. In June of 1989 the name was changed to Granite Bank, N.A., when it absorbed Granite Bank of Amherst. In March of 1990, Granite Bank, N.A. was merged into Granite Bank.

      In August of 1991, Granite Bank entered into a purchase and assumption agreement with the Resolution Trust Company ("RTC"), whereby it acquired certain assets and assumed certain liabilities of First Northern Co-operative Bank ("First Northern"), headquartered in Keene, New
Hampshire, which was under RTC conservatorship.

      In November of 1991, Granite Bank entered into a purchase and assumption agreement with the Federal Deposit Insurance Corporation ("FDIC"), whereby it acquired certain assets and assumed certain liabilities of Durham Trust Company ("Durham"), headquartered in Durham, New Hampshire. The FDIC was the liquidating agent of Durham Trust Company.

      Granite Bank completed its conversion from a state-chartered guaranty (stock) savings bank to a New Hampshire state-chartered commercial bank during 1991.

            (1)     Current Market Conditions

      Excess residential and commercial real estate inventory still continued to affect the New England real estate market in fiscal 1995 and contributed to the Company's level of nonperforming assets during this period. Although the real estate markets in the Company's market area and the New Hampshire economy appear to have stabilized and shown signs of improvement over the last 2 to 3 years, they may continue to adversely impact the quality of the company's assets in future periods as well as its results of operations.

      (b)     Financial Information about Industry Segments

      Not applicable.

      (c)     Narrative Description of Business

            (1)     General Description of Business

      Granite State operates as a bank holding company by virtue of its ownership of 100% of the stock of Granite Bank (referred to as the "Bank"). Currently, the Company does not transact any significant business other than through the Bank.

      The principal business of the Bank is attracting deposits and originating commercial loans and loans secured by first and second mortgage liens on real estate located in New Hampshire.

      In recent years, the Bank has concentrated its efforts on expanding its franchise through increased emphasis on commercial real estate loans and the introduction of new deposit products. The Company has, and continues to devote considerable resources toward the enhancement of computer systems and operating procedures to position itself to compete effectively in its local markets. In this regard, during 1995, the Bank upgraded its in-house loan and deposit computer application systems.

      The Bank offers a wide range of consumer and commercial services, including: commercial demand deposits, consumer regular and interest-bearing (NOW) checking and regular savings accounts; certificates of deposit; residential and commercial real estate loans; secured and unsecured consumer and commercial loans; and cash management services.

      The Company's distribution network for its services is comprised of its main office in Keene, full-service banking offices in Portsmouth, Durham, Peterborough, Amherst, Milford and Chesterfield and 17 automatic teller machines ("ATMs") located in Chesterfield, Keene, Swanzey, Peterborough, Amherst, Milford, Durham and Portsmouth.

            (2)     Regulation and Supervision

General
- -------

      Granite State is a registered bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), and as such, is subject to regulation by the Federal Reserve Board ("FRB"). Granite Bank is a New Hampshire-chartered commercial bank, the deposit accounts of which are insured by the FDIC. As such, it is subject to the regulation, supervision and examination of the New Hampshire Bank Commissioner ("Commissioner") and the FDIC. See "New Hampshire Law" and "Insurance of Deposits". It is a member of the Federal Home Loan Bank of Boston ("FHLB").

New Hampshire Law
- -----------------

      As a New Hampshire-chartered commercial bank, Granite Bank is subject to the applicable provisions of state law and the regulations adopted thereunder by the Commissioner. Granite Bank derives its lending and investments powers from New Hampshire law and is subject to periodic examination by and reporting requirements of the Commissioner, who also has specific statutory jurisdiction over certain banking activities, mergers and the creation of new powers. The Commissioner has authority to take various enforcement actions against banks, or bank directors or officers, that engage in violations of law or unsafe or unsound practices. The Commissioner also may appoint a receiver or conservator for a bank under certain circumstances.

      The Bank is required under New Hampshire law to maintain a reserve of the lesser of not less than 12% of the amount of demand deposits and 5% of the amount of time and savings deposits in cash or in specified short-term investments, or the reserve requirements established by the FRB. At December 31, 1995 this requirement was satisfied.

      Granite State is also subject to the periodic examination and reporting requirements of the Commissioner. Under New Hampshire law, Granite State may not acquire ownership or control of more than 12 banking affiliates, including (i) banking institutions chartered by the state and actively engaged in business as such in the State and (ii) national banks authorized to transact business in the State, neither may it acquire ownership or control of any of the foregoing if, as a result, the Company and its banking affiliates would hold deposits in New Hampshire in excess of 20% of the total deposits of all federal and state-chartered banking institutions, including savings associations, operating in New Hampshire. At the present time the total of the Bank's deposits are substantially less than 20% of total New Hampshire deposits.

      The Bank pays assessments to the Commissioners office to support its operations. In 1995, these assessments totaled $5,337.

Federal Deposit Insurance Corporation
- -------------------------------------

Safety and Soundness Regulations
- --------------------------------

      The federal regulatory agencies, including the FDIC were required to adopt and enforce final regulations prescribing standards relating to a variety of operating matters such as internal controls, information systems and internal audit systems, loan documentation and credit underwriting, interest rate risk exposure, asset growth and quality and employee compensation. The federal banking agencies have adopted a final rule containing Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required under the Federal Deposit Insurance Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. The agencies are expected to adopt a proposed rule that specifies asset quality and earnings standards which, if adopted in final, would be added to the Guidelines. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Investment Authority
- --------------------

      The FDIC regulations restrict investments by and activities of insured state banks such as the Bank. Effective December 19, 1992, neither state banks nor their subsidiaries may engage in activities, as principal, not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is and continues to comply with applicable federal capital standards. Additionally, subject to exceptions for majority-owned subsidiaries and certain other limited exceptions, state banks may not acquire or retain any equity investment of a type or in an amount not permissible for national banks. Generally, nonconforming investments must be divested over a five-year transition period. However, nonconforming common and preferred stock investments must be reduced by at least 1/3 of the amount by which the nonconforming common and preferred stock investments exceed 100% of the bank's capital and all nonconforming investments must be divested by three years after the Act's enactment.
The Act does contain a partial exception from these requirements for stock and mutual fund ownership by banks which were authorized to make such investments by state law and had made such investments during a specified time period. The Bank believed it qualified for the exception and applied to the FDIC for approval. During 1993, the Bank received approval from the FDIC to invest in equity securities listed on a national exchange and registered shares of mutual funds, which are otherwise impermissible investments for national banks, in an amount not to exceed 100 percent of its Tier 1 capital, which amounted to $24,320,000 at December 31, 1995.

Capital Requirements
- --------------------

      The FDIC has issued regulations that require Bank Insurance Fund-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMEL Rating of 1 (the highest rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 1% to 2%. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights and purchased credit card relationships), identified losses and investments in certain subsidiaries. At December 31, 1995, the Bank's ratio of core capital to total assets equaled 7.13%, which exceeded the minimum leverage requirement.

      The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.00%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage capital requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1995, the Bank met its risk based capital requirements with a core risk-based capital to risk-weighted assets ratio of 13.96% and a total risk-based capital to risk-weighted assets ratio of 15.06%.

Prompt Corrective Action Regulations
- ------------------------------------

      Effective December 19, 1992, the regulatory agencies, including the FDIC, were required to take certain supervisory actions against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The regulations generally require subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2% of assets, which appointment is to be made within a maximum of 270 days after the threshold is reached. At December 31, 1995, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      The FDIC may institute proceedings against any insured bank or any director, trustee, officer or employee of such bank who engages in unsafe and unsound practices, or the violation of applicable laws and regulations. The FDIC has the authority to terminate or suspend insurance of accounts pursuant to procedures established for that purpose and may appoint a receiver or conservator under certain circumstances.

Insurance of Deposits
- ---------------------

      The deposit accounts of the Bank are insured by the FDIC up to applicable limits, generally $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation, or the establishment or relocation of an office facility. The majority of the Bank's deposits are insured by the Bank Insurance Fund ("BIF"). Approximately 15% of the Bank's deposits are OAKAR deposits, which are deposits purchased from institutions previously insured by the Savings Association Insurance Fund ("SAIF").

      During 1995, the Bank paid annual insurance premiums of $283,000 compared with $581,000 in 1994.

      The Federal Deposit Insurance Corporation Improvement Act of 1991 required the FDIC to issue regulations which established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. A permanent risk based deposit insurance premium system was adopted by the FDIC effective January 1, 1994. Under the rule, the FDIC assigns an institution to one of three capital categories consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. In view of the BIF's achieving a statutorily required capitalization ratio, the FDIC adopted a new assessment rate of 4 to 31 basis points per $100 of deposits. Under that schedule, approximately 91% of BIF members paid the lowest assessment rate of 4 basis points. Most recently, the FDIC has voted to reduce the BIF assessment schedule further for the first half of 1996 so that most BIF members will pay the statutory minimum semiannual assessment of $1,000.

      Notwithstanding its status as a BIF-insured commercial bank, approximately 15% of the Bank's deposit base consists of OAKAR deposits, which are acquired SAIF deposits. These deposits are assessed at the premium rate applicable to SAIF institutions. The FDIC adopted a final rule retaining the existing assessment rate schedule for SAIF institution members of 23 basis points to 31 basis points per $100 of deposits. The FDIC has recently proposed to maintain the current rate schedule for SAIF deposits.

      A proposal is being considered by Congress under which SAIF-insured institutions would pay a one-time special assessment designed to bring the SAIF reserve ratio to the level already achieved by BIF. Under the proposal, OAKAR deposits would be subject to this special assessment.
This special assessment could be approximately 85 basis points per $100 of deposits based upon the Bank's March 31, 1995 OAKAR deposits of approximately $35,500,000. If such an assessment is enacted, the Company's potential pretax liability could be approximately $302,000. Management cannot predict when and whether this legislation will be enacted and if enacted whether or when ongoing SAIF insurance premiums will be reduced to a level equal to that of BIF premiums. Management also cannot predict whether or when the BIF and SAIF will merge.

Federal Reserve System
- ----------------------

      Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the Bank's cost of funds. For most of 1995, these regulations required reserves of 3% of total transaction accounts of up to $54.0 million. Total transaction accounts amounting to over $54.0 million required a reserve of $1.6 million plus 10% (this rate is set by the FRB and can range from 8% to 14%) of that portion of total transaction accounts in excess of such amount. In addition, reserves in the amount of 3% must be maintained on non-personal money market deposit accounts. Institutions were permitted to designate and exempt $4.2 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with its reserve requirements at December 31, 1995. The Bank also has the authority to borrow from the Federal Reserve Board "discount window" to meet its short-term liquidity needs.

      During December, 1995, the amount of reservable liabilities exempt from reserve requirements was increased to $4.3 million and the level at which reservable liabilities would be subject to the 10% rate was lowered to $52.0 million. The effects of these recent actions will not have any significant impact on the Bank's liquidity and profitability.

      Under the Federal Change in Bank Control Act ("CIBCA"), a prior notice must be submitted to the FRB if any person or group acting in concert seeks to acquire 10% or more of Granite State common stock, unless (if less than 25% is to be beneficially owned) the FRB finds that the acquisition will not result in change in control. Under CIBCA, the FRB has 60 days within which to act, taking into consideration factors similar to those under the Bank Holding Company Act ("BHCA"). Under the BHCA, any company would be required to obtain prior approval from the FRB before obtaining control of the Holding Company. Control generally is defined as beneficial ownership of 25 percent or more of any class of voting securities of the Company. An existing bank holding company would need to receive prior FRB approval before acquiring more than 5% of the voting securities of the Company.

      Granite State and its subsidiary are subject to examination, regulation and periodic reporting by the FRB under the BHCA. FRB approval is required for acquisitions of either financial institutions or other entities, or the commencement of new activities by the Company. Pursuant to recent legislation, interstate holding company acquisitions of banks are permitted generally without regard to state law, except state laws regarding deposit concentration. The legislation also contemplates interstate expansion by bank merger or de novo branching if the states involved allow. Granite State and its subsidiary may engage only in activities that are deemed to be related to banking by the FRB. The FRB has adopted capital adequacy guidelines for bank holding companies (on a consolidated basis) substantially similar to those of the FDIC for the Bank.

      During 1989, the Federal Reserve Board issued final guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks which are members of the Federal Reserve System. These capital requirements generally call for an 8 percent total capital ratio, of which 4 percent must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighting assets and off-balance sheet instruments according to their relative credit risks. In addition to the risk-based capital standard, bank holding companies such as the Company must maintain a minimum leverage ratio of Tier I capital to total assets of at least 4 percent, with Tier I capital for this purpose being defined consistent with the risk-based capital guidelines. At December 31, 1995, Granite State had consolidated Tier I and total risk-based capital ratios of 14.76% and 15.85%, respectively and a leverage ratio of Tier I capital to total assets of 7.54%.

Federal Home Loan Bank System
- -----------------------------

      Granite Bank is a member of the FHLB of Boston, which is one of 12 regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank's membership in the FHLB is voluntary and can be terminated by the Bank at any time when its advances are paid.

      As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the aggregate of unpaid residential mortgage loan balances and the carrying value of mortgage-backed securities outstanding at the beginning of the year; 5% of FHLB advances outstanding; or 1% of 30% of total assets. As of December 31, 1995, Granite Bank held stock in the FHLB in the amount of $3,215,000.

            (3)     Monetary Policies

      Granite State and the Bank are affected by the monetary and fiscal policies of various agencies of the United States Government, including the Federal Reserve System. In view of changing conditions in the national economy and in the money markets, it is impossible for the management of Granite State to accurately predict future changes in monetary policy or the effect of such changes on the business or financial condition of Granite State.

            (4)     Employees

      As of December 31, 1995, Granite State and its subsidiary employed 132 full time equivalent officers and employees. Granite State considers relations with its employees to be satisfactory. None of the employees of the Company or its subsidiary are represented by a collective bargaining group.

            (5)     Statistical Information

      The statistical information on Granite State set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

              (A)    Distribution of Assets, Liabilities, and
                     Stockholders' Equity; Interest Rates and Interest Differential

      Information regarding the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential for each of the three years in the period ended December 31, 1995, on page 15 of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference.

               (B)   Rate/Volume Analysis

      Information regarding the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities attributable to changes in interest rates, changes in volume and changes attributable to rate and volume for each of the two years in the period ended December 31, 1995, on page 16 of the Annual Report to Stockholders for the year ended December 31, 1995 are incorporated herein by reference

               (C)   Investment Portfolio

      Effective December 31, 1993, the Company adopted Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. Upon adoption, the Company classified its securities into three categories: held-to-maturity, available-for-sale and held for trading. As a result of the adoption, stockholders' equity was increased by approximately $288,000, representing the net unrealized gain on securities available-for-sale, less applicable income taxes. Prior to adoption, debt investment securities were carried at amortized cost, marketable equity securities were carried at the lower of aggregate cost or market value and investment securities held for sale were carried at the lower of cost or market value.

      The following table sets forth the amortized cost, unrealized gains and losses, and estimated market values of held to maturity, available for sale and trading securities at December 31, 1995, 1994 and 1993.

                                         Amortized   Unrealized  Unrealized  Estimated
                                         Cost        Gains       Losses      Market Value
                                         ----------  ----------  ----------  ----------
                                                         (In Thousands)

SECURITIES AVAILABLE FOR SALE
AT DECEMBER 31, 1995
 US Treasury obligations                 $  59,016    $     452  $       16  $   59,452
 US Government agency obligations           17,000            7                  17,007
 Other corporate obligations                 9,495                       51       9,444
 Mutual Fund                                 3,000            9                   3,009
 Marketable equity securities                4,036        2,077           9       6,104
                                         ---------    ---------  ----------  ----------
  Total securities available for sale    $  92,547    $   2,545  $       76  $   95,016
                                         =========    =========  ==========  ==========

SECURITIES HELD TO MATURITY
AT DECEMBER 31, 1994
 Other corporate obligations             $   15,499              $      239  $   15,260
                                         ----------   ---------  ----------  ----------
  Total securities held to maturity      $   15,499   $       0  $      239  $   15,260
                                         ==========   =========  ==========  ==========

SECURITIES AVAILABLE FOR SALE
AT DECEMBER 31, 1994
 US Treasury obligations                 $   58,912              $    1,410  $   57,502
 US Government agency obligations             3,000                      45       2,955
 Other corporate obligations                  9,484                     202       9,282
 Marketable equity securities                 2,701  $      664          72       3,293
                                         ----------  ----------  ----------  ----------
  Total securities available for sale    $   74,097  $      664  $    1,729  $   73,032
                                         ==========  ==========  ==========  ==========

SECURITIES HELD TO MATURITY
AT DECEMBER 31, 1993
 US Treasury obligations                 $    5,503  $       28              $    5,531
 Other corporate obligations                 23,994         154                  24,148
                                         ----------  ----------  ----------  ----------
  Total securities held to maturity      $   29,497  $      182  $        0  $   29,679
                                         ==========  ==========  ==========  ==========

SECURITIES AVAILABLE FOR SALE
AT DECEMBER 31, 1993
 US Treasury obligations                 $   14,989  $       58              $   15,047
 US Government agency obligations             3,000              $       30       2,970
 Other corporate obligations                  2,991                       9       2,982
 Marketable equity securities                 1,486         418                   1,904
                                         ----------  ----------  ----------  ----------
  Total securities available for sale    $   22,466  $      476  $       39  $   22,903
                                         ==========  ==========  ==========  ==========

TRADING SECURITIES
AT DECEMBER 31, 1993
 US Treasury obligations                 $   16,269  $        4              $   16,273
 Other corporate obligations                  3,500              $        4       3,496
 Marketable equity securities                 3,500                               3,500
                                         ----------  ----------  ----------  ----------
  Total trading securities               $   23,269  $        4  $        4  $   23,269
                                         ==========  ==========  ==========  ==========

      As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 1995, 1994 and 1993, the Company had investments in FHLB of Boston stock of $3,215,000, $3,215,000, and $1,219,000 respectively. At December 31, 1995 the weighted average yield on FHLB of Boston stock was 6.70%.

      The following table sets forth the maturity distribution of securities available for sale at December 31, 1995 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

                                         Amortized       Weighted
                                         Cost            Average Yield
                                         -----------     -----------
                                         (In Thousands)

US Treasury obligations
 Due within 1 year                       $    42,962        6.27%
 Due after 1 but within 5 years               16,054        5.91%
                                         -----------
  Total                                       59,016        6.17%
                                         -----------
US Government Agency obligations
 Due within 1 year                                 0        0.00%
 Due after 1 but within 5 years               17,000        6.33%
                                         -----------
  Total                                       17,000        6.33%
                                         -----------
Other corporate obligations
 Due within 1 year                             5,998        5.67%
 Due after 1 but within 5 years                3,497        6.37%
                                         -----------
  Total                                        9,495        5.93%
                                         -----------
Total debt securities                         85,511        6.18%
Mutual fund shares<F*>                         3,000        6.14%
Marketable equity securities<F*>               4,036        4.76%
Net unrealized gains on
 securities available for sale                 2,469
                                         -----------
Total securities available for sale      $    95,016        6.11%
                                         ===========

<F*>  Mutual fund shares and marketable equity securities have no stated
      maturity, and are therefore considered to be due after 10 years.

      Securities available for sale with a book value in excess of 10% of stockholders' equity, excluding U.S. Treasury and U.S. Government agency obligations, at December 31, 1995 were as follows:

                                          Par Value     Book Value    Market Value  Coupon        Maturity Date
                                          ------------  ------------  ------------  ------------  ------------
                                                                   ($ In Thousands)

Dean Witter/Discover & Co                 $      3,500  $      3,456  $      3,456         6.35%      2-Feb-99
International Lease Finance               $      3,000  $      2,988  $      2,988         4.75%     15-Jul-96
Xerox                                     $      3,000  $      3,000  $      3,000         6.25%     15-Jan-96
Asset Management Fund, Inc. -
  Mutual Fund Shares (301,811 shares)              N/A  $      3,009  $      3,009           N/A           N/A

              (D)   Loan Portfolio

      The following table shows Granite State's loan distribution as of December 31:

                                              1995        1994        1993        1992        1991
                                              ----------  ----------  ----------  ----------  ----------
                                                                     (In Thousands)

Commercial, Financial & Agricultural          $   10,696  $   11,787  $   14,746  $   20,374  $   19,713
Real Estate-Residential                          113,563     119,311     117,674     106,503     105,442
Real Estate-Commercial                            52,555      48,185      39,332      35,169      33,813
Real Estate-Construction and Land Development      2,676       3,436       3,832       1,890       1,871
Installment                                        4,438       3,685       4,588       5,753       8,611
Other                                              8,426       8,847       8,937      10,348      13,482
                                              ----------  ----------  ----------  ----------  ----------
 Total Loans                                     192,354     192,251     189,109     180,037     182,932
Less:
Allowance for Possible Loan Losses                (3,704)     (4,230)     (4,004)     (3,864)     (4,570)
Unearned Income                                   (2,356)     (2,930)     (3,364)     (4,174)     (5,483)
                                              ----------  ----------  ----------  ----------  ----------
Loans, net                                    $  186,294  $  188,091  $  181,741  $  171,999  $  172,879
                                              ==========  ==========  ==========  ==========  ==========

              (E)     Maturity of Loans

      The following table shows the maturity/repricing distribution of loans outstanding, excluding non-accrual loans of $1,798,000 as of December 31, 1995. Fixed rate loans are entered by remaining maturity while adjustable rate loans are included by repricing frequency. This table does not reflect scheduled loan amortization.

                                              One Year      Over One Year Over
                                              or Less       to Five Year  Five Years    Total
                                              ------------  ------------  ------------  ------------
                                                                  (In Thousands)

Commercial, Financial & Agricultural          $      9,906  $        755  $          0  $     10,661
Real Estate-Residential                             92,458        13,198         6,566       112,222
Real Estate-Commercial                              51,274           653           296        52,223
Real Estate-Construction and Land Development        2,574             0            14         2,588
Installment                                          1,462         2,921            53         4,436
Other                                                  712         7,343           371         8,426
                                              ------------  ------------  ------------  ------------
                                              $    158,386  $     24,870  $      7,300  $    190,556
                                              ============  ============  ============  ============
Loans maturing after one year:
 Fixed Interest Rate                                        $      6,559  $      7,300  $     13,859
 Variable Interest Rate                                           18,311             0        18,311
                                                            ------------  ------------  ------------
                                                            $     24,870  $      7,300  $     32,170
                                                            ============  ============  ============

              (F)     Nonperforming Loans and Assets

      The following table summarizes Granite State's nonperforming loans and assets at December 31. Amounts shown reflect principal only.

                                                      1995        1994        1993        1992        1991
                                                      ----------  ----------  ----------  ----------  ----------
                                                         ($ In Thousands)

Nonperforming Loans:
Commercial, Financial & Agricultural                  $       35  $       81  $       17  $      390  $      646
Real Estate-Residential                                    1,341       1,495       1,801       1,166       2,279
Real Estate-Commercial                                       332         646         103         399       1,178
Real Estate-Construction and Land Development                 88          54         177          67         684
Installment and other                                          2           8          17         366         301
                                                      ----------  ----------  ----------  ----------  ----------
 Total nonperforming loans                                 1,798       2,284       2,115       2,388       5,088

Other real estate owned                                    2,691       3,009       4,269       6,839       8,655
                                                      ----------  ----------  ----------  ----------  ----------
Total nonperforming loans and other real estate owned $    4,489  $    5,293  $    6,384 $     9,227  $   13,743
                                                      ==========  ==========  ==========  ==========  ==========
Percentage of nonperforming loans and
 other real estate owned to total loans receivable         2.33%       2.71%       3.38%       5.13%       7.51%
                                                      ==========  ==========  ==========  ==========  ==========
Percentage of nonperforming loans and
 other real estate owned to total assets                   1.30%       1.70%       2.11%       3.03%       4.28%
                                                      ==========  ==========  ==========  ==========  ==========
Loans delinquent 90 days or more included in
 nonperforming loans above                            $    1,057  $      872  $      807  $    1,584  $    3,642
                                                      ==========  ==========  ==========  ==========  ==========
Loans delinquent 90 days or more still accruing,
 not included in above                                $        0  $       21  $        0  $        0  $        0
                                                      ==========  ==========  ==========  ==========  ==========

      Accrual of interest on loans is discontinued either when reasonable doubt exists as to the full, timely collection of interest or principal, or when a loan becomes contractually past due by ninety days unless the loan is well secured and in the process of collection. When a loan is placed on nonaccrual status, all interest previously accrued and not received is reversed against current period earnings.

      For the year ended December 31, 1995, the gross interest income on nonperforming loans that would have been recorded, had such loans been current in accordance with their original terms amounted to $230,000. The amount of interest income on those loans included in net earnings for the year ended December 31, 1995 amounted to $56,000.

      The Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. In October 1994, SFAS No. 114 was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which allows creditors to use their existing methods for recognizing interest income on impaired loans. Because the Company already recognized such reductions of value on impaired loans through its provision for possible loan losses, the adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material impact on its financial condition or results of operations. The balance of impaired loans was $1,022,000 at December 31, 1995. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan losses associated with impaired loans allocated from and part of the general allowance for possible loan losses, upon the adoption of SFAS No. 114, on January 1, 1995 was $864,000.
During 1995, provisions to the allowance for impaired loans amounted to $553,000 and impaired loans charged-off amounted to $1,050,000. The allowance for possible loan losses associated with impaired loans at December 31, 1995 was $367,000. The average recorded investment in impaired loans was $1,482,000 in 1995 and the income recognized on impaired loans during 1995 was $19,000. Total cash collected on impaired loans during 1995 was $103,000, of which $84,000 was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during 1995, had they performed in accordance with the terms of their contracts, was $166,000. The company's policy for interest income recognition on impaired loans is to recognize income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company does not recognize income.

      Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received less an allowance for estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for loan losses. Provisions to reduce the carrying value to net realizable value are charged to current period earnings as realized and reflected as an addition to the valuation allowance. Operating expenses and gains and losses upon disposition are reflected in earnings as realized.

      Other real estate owned at December 31 was comprised as follows:

                                      1995        1994        1993        1992        1991
                                      ----------  ----------  ----------  ----------  ----------
                                                            (In Thousands)

Condominiums and apartment projects   $      266  $      701  $      492  $      449  $      414
Single family housing projects               787       1,050       1,024       1,230       1,050
Retail and office                            426         481         691       2,327       4,098
Non-retail commercial                      1,593       1,166       1,760       1,519       1,763
Residential                                   75         107         711       1,564       1,330
                                      ----------  ----------  ----------  ----------  ----------
                                           3,147       3,505       4,678       7,089       8,655
Less: Valuation allowance                    456         496         409         250
                                      ----------  ----------  ----------  ----------  ----------
                                      $    2,691  $    3,009  $    4,269  $    6,839  $    8,655
                                      ==========  ==========  ==========  ==========  ==========

      As of December 31, 1995, there were no loan concentrations exceeding 10% of total loans.

      As of December 31, 1995, neither Granite State nor its subsidiary, Granite Bank, had any foreign loans.

              (G) Summary of Loan Loss Experience and Allocation of the Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the risks inherent in the loan portfolio. Management's evaluation of the loan portfolio includes many factors, such as identification and review of individual problem situations that may affect the borrower's ability to repay; review of overall portfolio quality through an analysis of current charge-offs, delinquency, and nonperforming loan data; review of regulatory authority examinations and evaluations of loans; an assessment of current and expected economic conditions; and changes in the size and character of the loan portfolio. At December 31, 1992 and 1993, the level of the allowance was lower than the 1991 level due to management's assessment of reductions in nonperforming loans as well as an apparent stabilization of the New Hampshire economy and the regional real estate markets. At December 31, 1994, the level of the allowance was higher than the 1993 level, due to an increase in nonperforming loans as well as an increase in the balance of the loan portfolio. The level of the allowance at December 31, 1995 was lower than the 1994 level, due primarily to a reduction in the level of nonperforming loans, as well as a reduction in the balance of the loan portfolio. While management believes that the allowance for possible loan losses at December 31, 1995 is adequate based on its current review and estimates, further provisions to the allowance may be necessary if the market in which the Company operates deteriorates. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based upon judgements which may be different from those of management.

      Changes in the allowance for possible loan losses for the year ended December 31 are as follows:

                                            1995        1994        1993        1992        1991
                                            ----------  ----------  ----------  ----------  ----------
                                                                   (In Thousands)

Balance at beginning of year                $    4,230  $    4,004  $    3,864  $    4,570   $   4,459
 Allowance of acquired loan portfolios                                                           1,900
 Provision for possible loan losses                735         600         637         752       2,654
 Loans charged off                              (1,405)       (421)       (573)     (1,660)     (4,663)
 Recoveries of loans previously charged off        144          47          76         202         220
                                            ----------  ----------  ----------  ----------  ----------
Balance at end of year                      $    3,704  $    4,230  $    4,004  $    3,864  $    4,570
                                            ==========  ==========  ==========  ==========  ==========

      A summary of loan charge-offs by loan category for the year ended December 31, follows:

                                               1995        1994        1993        1992        1991
                                               ----------  ----------  ----------  ----------  ----------
                                                                      (In Thousands)

Commercial, financial and agricultural         $      766  $        9  $      123  $      159  $    1,446
Real estate-Residential                               333         204         165         622       1,372
Real estate-Commercial                                300         199         143         352       1,058
Real estate-Construction and land development                                             186         436
Installment and other loans                             6           9         142         341         351
                                               ----------  ----------  ----------  ----------  ----------
                                               $    1,405  $      421  $      573  $    1,660  $    4,663
                                               ==========  ==========  ==========  ==========  ==========

      Recoveries on previously charged-off loans are not broken down by loan category due to the immateriality of the totals.

      The ratio of net loan charge offs to average loans outstanding for the year ended December 31, is summarized as follows:

                                       1995        1994        1993        1992        1991
                                       ----------  ----------  ----------  ----------  ----------
                                                            ($ In Thousands)

Net loan chargeoffs                    $    1,261  $      374  $      497  $    1,458  $    4,443
                                       ==========  ==========  ==========  ==========  ==========

Average loans outstanding              $  187,866  $  185,332  $  177,139  $  171,333  $  154,210
                                       ==========  ==========  ==========  ==========  ==========
Ratio of net loan chargeoffs
     to average loans outstanding           0.67%       0.20%       0.28%       0.85%       2.88%
                                       ==========  ==========  ==========  ==========  ==========

      An allocation of the allowance for possible loan losses as of December 31 follows:

                                   1995                             1994                               1993
                                   ----------------------------    ----------------------------    ----------------------------
                                                 Percent of loans                Percent of loans                Percent of loans
                                                 in each category                in each category                in each category
                                   Amount        to total loans    Amount        to total loans    Amount        to total loans
                                   ------------  --------------    ------------  --------------    ------------  --------------
                                                       ($ In Thousands)

Commercial, financial
  and agricultural                 $        366           5.56%    $      1,349           6.04%    $        704           7.80%
Real estate-Residential                   1,079          59.04%           1,003          61.10%           1,742          62.23%
Real estate-Commercial                    1,997          27.32%           1,642          24.68%           1,184          20.80%
Real estate-Construction
  and land development                       98           1.39%              91           1.76%             174           2.02%
Installment and other loans                 164           6.69%             145           6.42%             200           7.15%
                                   ------------  --------------    ------------  --------------    ------------  --------------
                                   $      3,704         100.00%    $      4,230         100.00%    $      4,004         100.00%
                                   ============  ==============    ============  ==============    ============  ==============

                                   1992                            1991
                                   ----------------------------    ----------------------------
                                                 Percent of loans                Percent of loans
                                                 in each category                in each category
                                   Amount        to total loans    Amount        to total loans
                                   ------------  --------------    ------------  --------------
                                                       ($ In Thousands)

Commercial, financial
  and agricultural                 $      1,062          11.32%    $        855          10.78%
Real estate-Residential                   1,122          59.16%           1,566          57.64%
Real estate-Commercial                    1,193          19.53%           1,688          18.48%
Real estate-Construction
  and land development                       62           1.05%              82           1.02%
Installment and other loans                 425           8.94%             379          12.08%
                                   ------------  --------------    ------------  --------------
                                   $      3,864         100.00%    $      4,570         100.00%
                                   ============  ==============    ============  ==============

      The allowance for possible loan losses as a percentage of loans outstanding at December 31 of each reported period is as follows:

                                   1995        1994        1993        1992        1991
                                   ----------  ----------  ----------  ----------  ----------

Allowance for possible
  loan losses as a percentage
  of total loans outstanding            1.93%       2.17%       2.12%       2.15%       2.50%
                                   ==========  ==========  ==========  ==========  ==========

              (H) Risks Associated with Commercial Real Estate, Commercial and Construction Loans

      Commercial real estate and commercial lending involves significant additional risks compared with one-to-four family residential mortgage lending, and therefore typically accounts for a disproportionate share of delinquent loans and real estate owned through foreclosure or by deed in lieu of foreclosure. Such lending generally involves larger loan balances to single borrowers or groups of related borrowers than does residential lending, and repayment of the loan depends in part on the underlying business and financial condition of the borrower and is more susceptible to adverse future developments. If the cash flow from income-producing property is reduced, for example, because leases are not obtained or renewed, the borrower's ability to repay the loan may be materially impaired. These risks can be significantly affected by considerations of supply and demand in the market for office, manufacturing and retail space and by general economic conditions. As a result, commercial real estate and commercial loans are likely to be subject, to a greater extent than residential real estate loans, to adverse conditions in the general economy.

      Construction loans are, in general, subject to the same risks as commercial real estate loans, but involve additional risks as well. Such additional risks are due to uncertainties inherent in estimating construction costs, delays arising from labor problems, shortages of material, uncertain marketability of a complete project and other unpredictable contingencies that make it relatively difficult to determine accurately the total loan funds required to complete a project or the value of the completed project. Construction loan funds are advanced on the security of the project under construction, which is of uncertain value prior to the completion of construction. This uncertainty is increased in depressed real estate markets. When a construction project encounters cost overruns, marketing or other problems, it may become necessary, in order to sustain the project and preserve collateral values, for the lender to advance additional funds and to extend the maturity of its loan. In a declining market, there is no assurance that this strategy will successfully enable the lender to recover outstanding loan amounts and interest due. Moreover, foreclosing on such properties results in administrative expense and substantial delays in recovery of outstanding loan amounts and provides no assurance that the lender will recover all monies due to it, either by developing the property, subject to regulatory limitations and to the attendant risks of development, or by selling the property to another developer.

              (I)    Deposits

      The average balance of deposits and the average rates paid thereon are summarized as follows:

                                    1995                    1994                    1993
                                    ----------------------  ----------------------  ----------------------
                                                Weighted                Weighted                Weighted
                                    Average     Average     Average     Average     Average     Average
                                    Balance     Rate        Balance     Rate        Balance     Rate
                                    ----------  ----------  ----------  ----------  ----------  ----------
                                                            ($ In Thousands)

Interest bearing deposits:
 Interest bearing NOW deposits      $   71,367       2.89%  $   50,403       1.63%  $  46,146        2.04%
 Money market deposits                  22,181       2.95%      34,476       2.61%     39,080        2.88%
 Savings deposits                       49,147       2.90%      64,454       2.62%     62,926        2.96%
 Time deposits                          99,248       5.38%      76,967       3.81%     91,432        4.01%
                                    ----------              ----------              ---------
Total interest bearing deposits     $  241,943       3.92%  $  226,300       2.80%  $ 239,584        3.17%
                                    ==========  ==========  ==========  ==========  =========   ==========

Noninterest bearing deposits        $   27,685         N/A  $   27,027         N/A  $  25,203          N/A
                                    ==========              ==========              =========

              (J)    Maturities of Time Deposits

      The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1995 follows:

REMAINING MATURITY                           BALANCE
- ------------------------                     ----------
                                         (In Thousands)

3 months or less                          $    4,380
Over 3 through 6 months                        2,950
Over 6 through 12 months                       2,861
Over 12 through 36 months                      1,590
Over 36 months                                   202
                                          ----------
                                          $   11,983
                                          ==========

              (K)    Return on Equity and Assets

      Operating and capital ratios for the year ended December 31 follows:

                                                        1995        1994        1993
                                                        ----------  ----------  ----------

Net earnings to average assets                           1.05%       0.91%       0.71%

Net earnings applicable to common
 stockholders to average assets                          1.05%       0.91%       0.63%

Net earnings to average
 stockholders' equity                                   12.23%      10.73%       8.76%

Net earnings applicable to common
 stockholders' equity to average common
 stockholders' equity                                   12.23%      10.73%       9.03%

Dividend pay out ratio on common stock -primary         30.38%      28.35%       8.08%
                                       -fully diluted   30.57%      28.57%       8.42%

Average equity to average total assets                   8.59%       8.48%       8.06%

Average common equity to average total assets            8.59%       8.48%       6.98%

      Average stockholders' equity for the year ended December 31 utilized in calculating certain of the ratios above is summarized as follows:

                                        1995        1994        1993
                                        ----------  ----------  ----------
                                                  (In Thousands)

Common stockholders' equity             $   28,094  $   26,303  $   21,031
Preferred stockholders' equity                                       3,246
                                        ----------  ----------  ----------
 Total stockholders' equity             $   28,094  $   26,303  $   24,277
                                        ==========  ==========  ==========

              (L)   Borrowings

      Information regarding the borrowings in Note K to the consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

Short-Term Borrowings
- ---------------------

      Outstanding short-term borrowings at December 31 were as follows:

                                                    1995        1994        1993
                                                    ----------  ----------  ----------
                                                              (In Thousands)

Demand borrowings under available lines of credit   $        0  $   20,904  $        0
                                                    ==========  ==========  ==========
Securities sold under agreements to repurchase      $   26,189  $   21,968  $   13,764
                                                    ==========  ==========  ==========

      The maximum amount of short-term borrowings outstanding at any month end during the year ended December 31 were as follows:

                                                    1995        1994        1993
                                                    ----------  ----------  ----------
                                                               (In Thousands)

Demand borrowings under available
 lines of credit                                    $   23,336  $   28,795  $        0
                                                    ==========  ==========  ==========
Securities sold under agreements to repurchase      $   28,298  $   21,968  $   13,764
                                                    ==========  ==========  ==========

      The average balance of short-term borrowings and weighted average interest rates thereon for the year ended December 31 were as follows:

                                        1995                      1994                      1993
                                        ------------------------  ------------------------  ------------------------
                                        Average      Weighted     Average      Weighted     Average      Weighted
                                        Balance      Average Rate Balance      Average Rate Balance      Average Rate
                                        -----------  -----------  -----------  -----------  -----------  -----------
                                                                     ($ in Thousands)

Demand borrowings under
 available lines of credit              $     5,742        6.36%  $    13,304        5.24%  $         0          N/A
                                        ===========  ===========  ===========  ===========  ===========  ===========
Securities sold under
 agreements to repurchase               $    21,133        5.24%  $    15,500        4.16%  $    10,841        2.82%
                                        ===========  ===========  ===========  ===========  ===========  ===========
Short-term fixed rate borrowings        $         0          N/A  $         0          N/A  $         0          N/A
                                        ===========  ===========  ===========  ===========  ===========  ===========

              (M)   Competition

      The Bank continues to experience substantial competition in attracting and retaining deposit accounts and in making mortgage and other loans. There are numerous federally-insured banks and thrifts with offices within Granite Bank's principal market areas, many of which are headquartered there. In addition, the Bank experiences competition from credit unions and other financial intermediaries which are not subject to similar State and Federal regulations.

      The primary factors in competing for deposit accounts are service, interest rates, convenience and, to a lesser extent, products offered. Competitors for deposit accounts include other depository institutions and other investment vehicles such as mutual funds, government and corporation obligations, and the equity capital markets.

      The primary factors in competing for loans are interest rates, loan origination fees and the quality and range of lending products and services offered. Competition for origination of loans comes primarily from savings institutions, mortgage banking firms, and other commercial banks.

              (N)   Subsidiaries

      Granite State owns 100% of the capital stock of Granite Bank, a New Hampshire chartered commercial bank, its sole subsidiary.

      (d) Financial Information about Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2.  Description of Property

      The following table sets forth the location of the Company's offices, ATM facilities and other related information as of December 31, 1995. All offices and ATM facilities are located in New Hampshire. See also Notes G and L to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1995 which is incorporated herein by reference.


Office Type           Location                     City/Town            Status
- --------------        -----------                  ------------         ---------

Full service          122 West Street              Keene                Owned<F*>
 (Headquarters)
Full service          Routes 9 and 63              Chesterfield         Owned<F*>

Full service          Elm Street at Route 101      Milford              Owned<F*>

Full service          Route 101A & 122             Amherst              Owned<F*>

Full service          21 Grove Street              Peterborough         Owned

Full service          Jct Route 101 & 202          Peterborough         Leased<F*>

Full service          70 Main Street               Durham               Owned<F*>

Full service          Southgate Plaza, Route 1     Portsmouth           Owned<F*>

ATM facility          Gomarlo's, Route 10          West Swanzey         Owned<F**>

ATM facility          Colony Mill Marketplace      Keene                Owned<F**>

ATM facility          West Street Plaza            Keene                Owned<F**>

ATM facility          Wilbur Brothers, Route 12    North Swanzey        Owned<F**>

ATM facility          PAKS, Park Avenue            Keene                Owned<F**>

ATM facility          PAKS, Winchester Street      Keene                Owned<F**>

ATM facility          Keene Mill Outlet            Keene                Owned<F**>

ATM facility          Durham Marketplace           Durham               Owned<F**>

ATM facility          DeMoulas Market              Milford              Owned>F**>

The above table does not include a new branch office at 93 Middle St.
Portsmouth, New Hampshire scheduled to open in April 1996, nor does it include two ATM facilities in Amherst, New Hampshire and Fitzwilliam, New
Hampshire, which opened during the first quarter of 1996.

<F*>   Office includes an ATM facility.  The Durham branch has two ATM facilities on site.
<F**>  ATM facilities and their enclosures are owned by the company;  the property upon which they are located is leased.

Item 3.  Legal Proceedings

      The Company is a defendant in various legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

Additional Item.        Executive Officers

      Information regarding executive officers not listed as directors in the Proxy Statement is as follows:

      Charles B. Paquette (age 43) is the Executive Vice President, Secretary and Chief Operations Officer of the Holding Company and Senior Executive Vice President, Secretary and Chief Operations Officer of Granite Bank, positions he assumed in 1986 and 1991, respectively. Mr. Paquette has been employed in a management position by the company and Granite Bank since 1980.

      William C. Henson (age 40) is the Executive Vice President of the Holding Company and President-Seacoast Region of Granite Bank, positions he assumed in 1986 and 1991, respectively. Mr. Henson joined the Bank in 1980, and has since served in a management capacity.

      William G. Pike (age 44) is the Executive Vice President and Chief Financial Officer of the Holding Company and Granite Bank, positions he assumed in December 1991 when he joined the Company. From 1987 to December of 1991, Mr. Pike was a partner in the firm of Grant Thornton, Accountants and Management Consultants.

      William D. Elliott (age 48) is Executive Vice President and Senior Loan Officer of Granite Bank. Mr. Elliott joined Granite Bank as Senior Vice President and Senior Loan Officer in April, 1990 and became Executive Vice President in February 1992. From December 1981 to December 1989, Mr. Elliott was Executive Vice President and Senior Loan Officer of Indian Head National Bank of Keene. In December of 1989 Indian Head National Bank of Keene was acquired by Fleet Bank, where Mr. Elliott assumed the position of Vice President and Regional Commercial Banking Manager until he joined Granite Bank.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

      (a)     Market Information

      Granite State's common stock is quoted on the Nasdaq Stock Market under the symbol GSBI. Cash dividends were paid on these shares commencing in the third quarter of 1986 through the third quarter of 1991. Payments of dividends on common stock were suspended in the 4th quarter of 1991, due to current economic conditions, the significant net growth in 1991 related to the acquisitions of First Northern Bank and Durham Trust Company and the Board of Directors primary consideration of preserving capital. The Board of Directors continued to evaluate quarterly the payment of dividends, taking into account the Company's earnings, growth, capital position, the State of New Hampshire's economic condition and the limitations on the Bank's ability to pay dividends to the Company. In the 4th quarter of 1993 the Board of Directors reinstated the dividend by declaring an $.08 cash dividend payable January 14, 1994 to stockholders of record December 30, 1993. The Board of Directors declared cash dividends of $.08 per share in each of the first three quarters of 1994 and a cash dividend of $.12 per share in the 4th quarter of 1994 and in each of the four quarters of 1995.

      On June 14, 1994, the Company announced a Stock Repurchase Plan ("Plan"), whereby the Company's Board of Directors authorized the repurchase of up to 9% of its outstanding common shares from time to time. Shares repurchased under the Plan may be held in treasury, retired or used for general corporate purposes. As of March 15, 1996, the Company has repurchased 144,600 shares under the Plan, representing 6.69% of common shares outstanding at the date of announcement of the Plan.

      Since November 1, 1988 the Company has repurchased 520,252 shares, or approximately 20.5% of its common stock. No treasury shares have been sold to date.

      The following table shows the range of the high and low prices, the last sale price and dividend information on a quarterly basis for Granite State's common stock for 1995 and 1994. The table does not reflect inter-dealer prices, potential mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                               1995
                                               ----------------------------------------------
                                               4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                               ----------  ----------  ----------  ----------

 Dividends declared per share................  $      .12  $      .12  $      .12  $      .12
Stock Price
 High........................................       17.25       17.25       13.63       13.25
 Low.........................................       16.13       13.06       12.25       11.38
 Last Sale...................................       16.38       16.75       13.13       12.25


                                               1994
                                               ----------------------------------------------
                                               4th Qtr     3rd Qtr     2nd Qtr     1st Qtr
                                               ----------  ----------  ----------  ----------

 Dividends declared per share................  $      .12  $      .08  $      .08  $      .08
Stock Price
 High........................................       12.38       12.50       11.88       10.63
 Low.........................................       11.00       11.00        9.38        9.00
 Last Sale...................................       11.38       11.88       11.50       10.00

      (b)     Holders

      As of March 15, 1996, Granite State had 787 common shareholders.

      (c)     Dividends

      The holders of common stock of Granite State are entitled to receive and share pro-rata in such dividends as may be declared by the Board of Directors of Granite State out of funds legally available therefore. Granite State is permitted by New Hampshire corporate law to pay dividends out of unreserved and unrestricted earned surplus or from unreserved and unrestricted net earnings of a current fiscal year and the next preceding fiscal year taken as a single period, as and when declared by its Board of Directors.

      New Hampshire banking regulations prohibit the payment of a cash dividend if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for its liquidation account or applicable capital requirements. The liquidation account was established in connection with Granite Bank's conversion from a mutual to a stock savings bank ("conversion") for the benefit of certain depositors in the event of a liquidation of the Bank. The initial amount of the liquidation account, as originally established, equaled the Bank's net worth at February 28, 1986, and has since been declining as deposits have been reduced or withdrawn (it will never be increased, despite additional deposits). The Federal Deposit Insurance Act prohibits the Bank from making a capital distribution, including payment of a cash dividend, if the Bank would not meet applicable capital requirements after the payment. Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

Item 6.  Management's Discussion and Analysis or Plan  of Operation

      Management's Discussion and Analysis or Plan of Operation on pages 9 to 21, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

Item 7.  Financial Statements

      (a)     Financial Statements Required by Regulation S-X

      Information relating to financial statements on pages 23 to 46, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

      (b)     Supplementary Financial Information

            (1)     Selected Quarterly Financial Data

      The Selected Quarterly Financial Data on pages 47 to 48 of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

            (2)     Information on the Effects of Changing Prices

      Management's discussion of the effects of inflation on page 20 of the Annual Report to Stockholders for the year ended December 31, 1995 is incorporated herein by reference.

            (3)     Information About Oil and Gas Producing Activities

      Not applicable.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

      Information regarding directors and executive officers of Granite State on pages 3 to 5 of the Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

      Information regarding compliance with Section 16(a) on page 7 of the Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 10. Executive Compensation

      Information regarding executive compensation on pages 4 to 7 of the Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and Granite State's management on pages 2 to 4 of the Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions on page 7 of the Proxy Statement for the 1996 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Exhibits  and Reports on Form 8-K

      (a)     List of Documents Filed as Part of this Report

            (1)     Financial Statements

      The financial statements listed below and the report of independent certified public accountants are incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 1995, in
Item 7. Page references are to such Annual Report.

  Financial Statements                                     Page Reference
  --------------------                                     --------------

    Granite State Bankshares, Inc. and Subsidiary

          Report of Independent Certified Public Accountants          23

          Consolidated Statements of Financial Condition              24

          Consolidated Statements of Earnings                         25

          Consolidated Statements of Stockholders' Equity             26

          Consolidated Statements of Cash Flows                       27

          Notes to Consolidated Financial Statements               28-46

          (2)     Financial Statements Schedules

      Schedules of the Consolidated Financial Statements required by the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 1995, is not deemed to be filed as part of this report, except as expressly provided herein.

       (b)    Reports on Form 8-K

       None.

       (c)     Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

EXHIBIT INDEX TO FORM 10-KSB

  Exhibit 3.1     Articles of Incorporation<F*>

  Exhibit 3.2     Bylaws

  Exhibit 10.1    Stock Option Plan<F*>

  Exhibit 10.2    Executive Incentive Plan<F*>

  Exhibit 10.3    Employment Agreement with Charles W. Smith<F*>

  Exhibit 10.4    Employment Agreement with Charles B. Paquette<F*>

  Exhibit 10.5    Employment Agreement with William C. Henson<F*>

  Exhibit 10.6    Employee Stock Ownership Plan<F*>

  Exhibit 10.7    Purchase and Assumption Agreement and related Indemnity
                  Agreement between Granite Bank and the Resolution Trust
                  Corporation dated August 2, 1991<F**>

  Exhibit 10.8    Purchase and Assumption Agreement and related Indemnity
                  Agreement between Granite Bank and the Federal Deposit
                  Insurance Corporation dated November 15, 1991<F***>

  Exhibit 11      Calculations of Earnings Per Common and Common
                  Equivalent Share and Earnings Per Common Share Assuming
                  Full Dilution

  Exhibit 13 Portions of the Annual Report to Stockholders for the year ended December 31, 1995

  Exhibit 21      Subsidiary of Granite State Bankshares, Inc.<F****>

  Exhibit 23      Consent of Independent Certified Public Accountants

  Exhibit 27      Financial Data Schedule

<F*>     Incorporated by reference from Granite State Bankshares, Inc.,
         Form S-1, filed on April 18, 1986.

<F**>    Incorporated by reference from Granite State Bankshares, Inc.,
         Form 8-K, Exhibits 2.1 and 2.2, filed on August 16, 1991.

<F***>   Incorporated by reference from Granite State Bankshares, Inc.,
         Form 8-K, Exhibits 2.1 and 2.2, filed on December 2, 1991.

<F****>  See Part I, Item 1(a) and Item 1 (c)(5)(N) of Form 10-KSB.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Granite State Bankshares, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              GRANITE STATE BANKSHARES, INC.



                              /s/   Charles W. Smith
Dated :   March 27, 1996            -----------------------
                              By:   Charles W. Smith
                                    Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles W. Smith            3/27/96         Chief Executive Officer
- ----------------------------                    (Principal Executive
Charles W. Smith                                Officer) and Chairman of
                                                the Board

/s/ William G. Pike             3/27/96         Executive Vice President
- ----------------------------                    and Chief Financial
William G. Pike                                 Officer(Principal
                                                Financial and
                                                Accounting Officer)

/s/ Stacey W. Cole              3/27/96         Director
- ----------------------------
Stacey W. Cole

/s/ James L. Koontz             3/27/96         Director
- ----------------------------
James L. Koontz

/s/ Jane B. Reynolds            3/27/96         Director
- ----------------------------
Jane B. Reynolds

/s/ William Smedley V           3/27/96         Director
- ----------------------------
William Smedley V

/s/ C. Robertson Trowbridge     3/27/96         Director
- ----------------------------
C. Robertson Trowbridge

/s/ Philip M. Hamblet           3/27/96         Director
- ----------------------------
Philip M. Hamblet

/s/ James C. Wirths III         3/27/96         Director
- ----------------------------
James C. Wirths III