Form 10QSB
period 1996-03-31
GRANITE STATE BANKSHARES INC
filed 1996-05-13
CIK 792360

FORM 10-QSB


		     SECURITIES AND EXCHANGE COMMISSION
			  WASHINGTON, D.C.  20549


	      Quarterly Report Pursuant to Section 13 or 15 (d)
		   of the Securities Exchange Act of 1934


For quarterly period ended      MARCH 31, 1996

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

		Yes ( X )               No  (   )

	The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996 was 2,004,442, $1.00 par value per share.


				    INDEX

		  GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY


Part I  Financial Information                                            Page

Item 1. Financial Statements:

	Consolidated Statements of Financial Condition
	March 31, 1996 and December 31, 1995                            3

	Consolidated Statements of Earnings
	Three months ended March 31, 1996 and 1995                      4

	Consolidated Statements of Stockholders' Equity
	Three months ended March 31, 1996 and 1995                      5

	Consolidated Statements of Cash Flows
	Three months ended March 31, 1996 and 1995                      6

	Notes to Unaudited Consolidated Financial Statements            7

Item 2. Management's Discussion and Analysis of Financial Condition
	and Results of Operations                                       10

Part II Other Information

Item 1. Legal Proceedings                                               17

Item 2. Changes in Securities                                           17

Item 3. Defaults upon Senior Securities                                 17

Item 4. Submission of Matters to a Vote of  Security Holders            17

Item 5. Other Information                                               17

Item 6. Exhibits and Reports on Form 8-K                                17

Signatures                                                              18


		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			PART I - FINANCIAL INFORMATION
			ITEM 1 - FINANCIAL STATEMENTS
		CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

							      March 31,     December 31,
($ in thousands, except par values)                              1996           1995
							      ----------     ----------
							     (Unaudited)
ASSETS

Cash and due from banks                                       $  15,803      $   17,771
Interest bearing deposits - Federal Home Loan Bank of Boston      4,538          24,239

Securities held to maturity
 (Market value $2,993 at March 31, 1996)                          3,000
Securities available for sale, at market value                  119,035          95,016
Stock in Federal Home Loan Bank of Boston                         3,215           3,215

Loans                                                           188,696         192,354
 Less: Unearned income                                           (2,423)         (2,356)
       Allowance for possible loan losses                        (3,727)         (3,704)
							      ----------      ----------
	 Net Loans                                              182,546         186,294

Premises and equipment                                           10,434           9,937
Other real estate owned                                           2,540           2,691
Other assets                                                      7,047           7,251
							      ----------      ----------
							      $ 348,158       $ 346,414
							      ==========      ==========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits                                     $ 263,573       $ 255,208
Noninterest-bearing deposits                                     29,631          31,922
							      ----------      ----------
       Total Deposits                                           293,204         287,130

Securities sold under agreements to repurchase                   22,175          26,189
Long-term debt                                                      720             728
Other liabilities                                                 2,592           2,578
							      ----------      ----------
       Total Liabilities                                        318,691         316,625

Common stock, $1.00 par value; authorized 12,500,000 shares;
 issued 2,543,033 and 2,535,833 shares, respectively              2,543           2,536
Additional paid-in capital                                       19,247          19,218
							      ----------      ----------
								 21,790          21,754
Unrealized gain (loss) on securities available for sale,
 net of related tax effects                                       1,005           1,630
Retained earnings                                                11,128          10,529
							      ----------      ----------
								 33,923          33,913

Less:  Treasury stock, at cost, 520,252 and 500,252
	 shares, respectively                                    (4,456)         (4,124)
							      ----------      ----------
	   Total Stockholders' Equity                            29,467          29,789
							      ----------      ----------
							      $ 348,158       $ 346,414
							      ==========      ==========

	See accompanying notes to unaudited consolidated financial statements.

		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			PART I - FINANCIAL INFORMATION
			ITEM 1 - FINANCIAL STATEMENTS
		     CONSOLIDATED STATEMENTS OF EARNINGS

								   Three Months Ended
									March 31,
($ in thousands, except per share data)                         ------------------------
								   1996         1995
								----------    ----------
								       (Unaudited)
Interest and dividend income:
 Interest on loans                                              $   4,438     $   4,415
 Interest on securities held to maturity                                2           210
 Interest on securities available for sale                          1,360         1,121
 Dividends on Federal Home Loan Bank of Boston stock                   50            57
 Dividends on equity securities available for sale                    112            32
 Other interest                                                       316             2
								----------    ----------
								    6,278         5,837
Interest expense:
 Savings deposits                                                   1,145           841
 Time deposits                                                      1,489           973
 Borrowed funds                                                       284           589
								----------    ----------
								    2,918         2,403
								----------    ----------
   Net interest income                                              3,360         3,434
Provision for possible loan losses                                    225            50
								----------    ----------
   Net interest income after provision for possible loan losses     3,135         3,384

Noninterest income:
 Mortgage service fees                                                168           176
 Net gains on sales of securities available for sale                  189
 Net gains on sales of loans                                          167            47
 Other                                                                327           301
								----------    ----------
								      851           524
Noninterest expense:
 Salaries and employee benefits                                     1,333         1,208
 Occupancy, net                                                       265           250
 Equipment                                                            246           206
 Other real estate owned                                               36            86
 Other                                                                747           836
								----------    ----------
								    2,627         2,586
								----------    ----------
 Earnings before income taxes                                       1,359         1,322
Applicable income taxes                                               478           479
								----------    ----------
    Net earnings                                                $     881     $     843
								==========    ==========

Weighted average common shares outstanding:
  Primary                                                       2,139,516     2,181,424
  Fully diluted                                                 2,142,330     2,181,650

Net earnings per common share -primary                          $    0.41     $    0.39

Net earnings per common share -fully diluted                    $    0.41     $    0.39

	See accompanying notes to unaudited consolidated financial statements.

		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			PART I - FINANCIAL INFORMATION
			ITEM 1 - FINANCIAL STATEMENTS
	       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

								   Three Months Ended
									March 31,
($ in thousands)                                               --------------------------
								  1996             1995
							       ----------      ----------
								       (Unaudited)
Balance, beginning of period                                   $  29,789       $  25,641

Net earnings                                                         881             843

Dividends declared on common stock,
  $.14 per share in 1996 and $.12 per share in 1995                 (282)           (250)

Stock options exercised                                               36

Purchase of treasury stock                                          (332)            (92)

Decrease in unearned compensation -ESOP                                               21

Increase (decrease) in net unrealized gains on
  securities available for sale, net of related tax effects         (625)            984
							       ----------      ----------
Net change in stockholders' equity                                  (322)          1,506
							       ----------      ----------
Balance, end of period                                         $  29,467       $  27,147
							       ==========      ==========

	See accompanying notes to unaudited consolidated financial statements.

		 GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			PART I - FINANCIAL INFORMATION
			ITEM 1 - FINANCIAL STATEMENTS
		    CONSOLIDATED STATEMENTS OF CASH FLOWS

								   Three Months Ended
									March 31,
Increase (decrease) in cash  (In Thousands)                     --------------------------
								   1996           1995
								----------      ----------
								       (Unaudited)
Cash flows from operating activities:

 Net earnings                                                   $     881       $     843
 Adjustments to reconcile net earnings to net cash
   provided by operating activities
  Provision for possible loan losses                                  225              50
  Provision for depreciation and amortization                         302             300
  Net accretion on securities                                         (21)            (57)
  Realized gains on sales of securities available for sale           (189)
  Loans originated for sale                                        (8,770)         (3,022)
  Proceeds from sales of loans originated for sale                  9,562           3,396
  Realized gains on sales of loans                                   (167)            (47)
  Realization of unearned income                                      (34)           (224)
  Provision for loss on other real estate owned                        36              38
  Realized gains on sales of other real estate owned                  (30)            (25)
  Deferred income taxes (benefits)                                    (79)             25
  Decrease in other assets                                            214           1,198
  Increase (decrease) in other liabilities                            376            (173)
  Decrease in unearned compensation-ESOP                                               21
								----------      ----------
   Net cash provided by operating activities                        2,306           2,323

Cash flows from investing activities:

 Purchase of securities held to maturity                           (3,000)
 Proceeds from sale of securities available for sale                3,836
 Proceeds from maturities of securities available for sale         12,000
 Purchase of securities available for sale                        (40,593)         (2,988)
 Loan (originations) repayments, net                                2,103          (2,604)
 Purchase of premises and equipment                                  (698)           (178)
 Advances made on other real estate owned                                             (20)
 Advances on real estate held for investment                           (8)             (3)
 Proceeds from sales of other real estate owned                       873             540
 Net (increase) decrease in interest-bearing deposits with
  Federal Home Loan Bank of Boston                                 19,701             (28)
								----------      ----------
   Net cash used in investing activities                           (5,786)         (5,281)

Cash flows from financing activities:

 Net increase in time certificates of deposit                         911          18,938
 Net increase (decrease) in demand, NOW, regular savings and
  money market deposit accounts                                     5,163          (3,842)
 Net decrease in securities sold under agreements to repurchase    (4,014)         (6,005)
 Net decrease in short-term borrowings                                             (4,486)
 Payments of long-term borrowings                                      (8)             (1)
 Repayment of liability relating to ESOP                                              (21)
 Proceeds from exercise of stock options                               36
 Purchase of treasury stock                                          (332)            (92)
 Dividends paid on common stock                                      (244)           (252)
								----------      ----------
   Net cash provided by financing activities                        1,512           4,239
								----------      ----------
   Net increase (decrease) in cash and due from banks              (1,968)          1,281
Cash and due from banks at beginning of period                     17,771           9,255
								----------      ----------
   Cash and due from banks at end of period                     $  15,803       $  10,536
								==========      ==========

	See accompanying notes to unaudited consolidated financial statements.


		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			Part I - Financial Information
			Item 1.   Financial Statements
	     Notes To Unaudited Consolidated Financial Statements
				March 31, 1996

NOTE 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

	Certain information in the 1995 financial statements has been reclassified to conform with the 1996 presentation.

NOTE 2. SECURITIES

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related tax effects.

	The amortized cost, estimated market value and carrying value of securities at March 31, 1996 and December 31, 1995 were as follows:

					      Amortized    Estimated     Carrying
AT MARCH 31, 1996                                Cost     Market Value     Value
					      ---------    ---------    ---------
							 (In Thousands)
SECURITIES HELD TO MATURITY
  US Government agency obligations            $   3,000    $   2,993    $   3,000
					      ---------    ---------    ---------
    Total securities held to maturity         $   3,000    $   2,993    $   3,000
					      =========    =========    =========
SECURITIES AVAILABLE FOR SALE
  US Treasury obligations                     $  65,802    $  66,014    $  66,014
  US Government agency obligations               41,748       41,242       41,242
  Other corporate obligations                     3,497        3,474        3,474
  Mutual Fund                                     3,076        3,076        3,076
  Marketable equity securities                    3,389        5,229        5,229
					      ---------    ---------    ---------
    Total securities available for sale       $ 117,512    $ 119,035    $ 119,035
					      =========    =========    =========

					      Amortized    Estimated     Carrying
AT DECEMBER 31, 1995                             Cost     Market Value     Value
					      ---------    ---------    ---------
							 (In Thousands)
SECURITIES AVAILABLE FOR SALE
  US Treasury obligations                     $  59,016    $  59,452    $  59,452
  US Government agency obligations               17,000       17,007       17,007
  Other corporate obligations                     9,495        9,444        9,444
  Mutual Fund                                     3,000        3,009        3,009
  Marketable equity securities                    4,036        6,104        6,104
					      ---------    ---------    ---------
    Total securities available for sale       $  92,547    $  95,016    $  95,016
					      =========    =========    =========

	At March 31, 1996, US Treasury obligations with carrying and market values of $37,646,000 were pledged as collateral for securities sold under agreements to repurchase and government deposit accounts.

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

	Changes in the allowance for possible loan losses are as follows:

					       Three months ended
						    March 31
					     ----------------------
						1996         1995
					       ------       ------
						 (In Thousands)
Balance, beginning of period                 $  3,704     $  4,230
Provision for possible loan losses                225           50
Loans charged off                                (493)        (300)
Recoveries of loans previously charged off        291           62
					     ---------    ---------
Balance, end of period                       $  3,727     $  4,042
					     =========    =========

	The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures," on January 1, 1995. This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. The adoption of SFAS No. 114, as amended by SFAS No. 118, on January 1, 1995 did not have a material impact on the Company's consolidated financial position or consolidated results of operations.

	The following presents information on impaired loans at or for the three months ended March 31, 1996:

							      (In Thousands)
Recorded investment in impaired loans at March 31, 1996            $  1,096
								   ========
Average year-to-date recorded investment in impaired loans         $    791
								   ========
Impaired loans with specific loss allowances at March 31, 1996     $  1,096
								   ========
Loss allowances reserved on impaired loans at March 31, 1996       $    228
								   ========
Income recognized on impaired loans during
 the first three months of 1996                                    $      4
								   ========

	The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

						  Three months ended
						       March 31
						----------------------
						   1996         1995
						  ------       ------
						    (In Thousands)
Cash paid for interest                          $  2,942     $  2,352
Income taxes paid                                      0            0
Non-cash investing activities:
  Real estate acquired in settlement of loans        728          351

NOTE 5. ACCOUNTING CHANGES

	In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 is effective for years beginning after December 15, 1995 and requires that mortgage banking enterprises recognize as separate assets the right to service mortgage loans regardless of whether such rights are obtained through the direct purchase of servicing rights or from the origination of mortgage loans intended to be sold with servicing retained. SFAS No. 122 also requires assessments of capitalized servicing rights for impairment based on the fair value of those rights. As required, the Company prospectively adopted SFAS No. 122 effective January 1, 1996. The impact of adopting this statement was to increase gains on sales of loans by $81,000 as a result of capitalizing servicing rights in connection with loans originated for sale. This resulted in an increase to net earnings for the three months ended March 31, 1996 of $53,000, or $.02 per common share.



		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			Part I - Financial Information
      Item 2.  Management's Discussion and Analysis of Financial Condition
			   and Results of Operations
				March 31, 1996


GENERAL

	All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-QSB. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole.

	The principal business of the Company is to serve as a financial intermediary attracting deposits from the general public and making both secured and unsecured loans. The operating results of the Company depend primarily on net interest income earned by the Company's subsidiary, Granite Bank ("the subsidiary bank"). Net interest income is the difference between interest and dividend income on interest earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, which consist of deposits and borrowings. Operating results of the Company also depend upon the provision for possible loan losses, noninterest income and noninterest expense.

FINANCIAL CONDITION

	Total assets increased by $1,744,000 or 0.50%, from $346,414,000 at December 31, 1995 to $348,158,000 at March 31, 1996.

	Interest bearing deposits with the Federal Home Loan Bank of Boston decreased $19,701,000, from $24,239,000 at December 31, 1995 to $4,538,000 at March 31, 1996. Proceeds from the decrease were primarily invested in higher yielding 2 to 3 year fixed income securities available for sale, and securities held to maturity.

	Securities held to maturity increased $3,000,000, from $0 at December 31, 1995 to $3,000,000 at March 31, 1996, as proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston were invested in higher yielding instruments.

	Securities available for sale increased $24,019,000, from $95,016,000 at December 31, 1995 to $119,035,000 at March 31, 1996. The increase relates primarily to proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston, which were invested in higher yielding instruments, as well as proceeds from decreases in loans and proceeds from a portion of the increase in deposit liabilities.

	Net loans were $182,546,000 at March 31, 1996, a decrease of $3,748,000 from $186,294,000 at December 31, 1995. The decrease reflects continued weak loan demand in the commercial and commercial real estate sectors of the market, as well as residential real estate borrowers continuing to refinance their adjustable rate loans to fixed rate loans, which the Company sells in the secondary mortgage market.

	Total deposits increased $6,074,000, from $287,130,000 at December 31, 1995 to $293,204,000 at March 31, 1996. A portion of the increase in deposits was used to fund the decrease in securities sold under agreements to repurchase, with the remainder invested in securities available for sale.

	Securities sold under agreements to repurchase decreased $4,014,000, from $26,189,000 at December 31, 1995 to $22,175,000 at March 31, 1996.
The decrease was funded by an increase in deposits.

	Stockholders' equity decreased by $322,000 during the first three months of 1996, from $29,789,000 at December 31, 1995, to $29,467,000 at
March 31, 1996. The decrease was due to $282,000 of common stock dividends declared, $332,000 in repurchases of treasury stock, and a $625,000 decrease in unrealized gains on securities available for sale, net of related tax effects, partially offset by $881,000 of net earnings and $36,000 relating to the issuance of common stock upon the exercise of common stock options.

Stock Repurchase Plan

	On June 14, 1994, the Company announced a Stock Repurchase Plan ("Plan"), whereby the Company's Board of Directors authorized the repurchase of up to 9% of its outstanding common shares from time to time. Shares repurchased under the Plan may be held in treasury, retired or used for general corporate purposes. As of March 31, 1996, the Company has repurchased 144,600 shares under the Plan, representing 6.69% of common shares outstanding at the date of announcement of the Plan.

RESULTS OF OPERATIONS

Net Earnings

	Net earnings for the three months ended March 31, 1996 were $881,000, compared to $843,000 for the three months ended March 31, 1995. Net earnings for the three months ended March 31, 1996, increased 4.51% over net earnings for the three months ended March 31, 1995. Earnings per common share for the three months ended March 31, 1996 were $0.41, compared to $0.39 for the three months ended March 31, 1995. The increase in earnings was primarily due to an increase in noninterest income of $327,000, partially offset by a decrease in net interest income of $74,000 and increases in the provision for possible loan losses of $175,000 and noninterest expense of $41,000.

	Contributing to the increase in noninterest income was the Company's prospective adoption of SFAS No. 122, Accounting for Mortgage Servicing Rights on January 1, 1996, as required by the FASB. The adoption of SFAS No. 122 resulted in an increase in gains on sales of loans of $81,000 during the first quarter of 1996.

Interest and Dividend Income

	Interest and dividend income for three months ended March 31, 1996 was $6,278,000, compared to $5,837,000 for the corresponding period in 1995. Average interest earning assets for the three months ended March 31, 1996 were $310,460,000 and for the three months ended March 31, 1995 were $281,393,000. The yield on interest earning assets was 8.13% for the three months ended March 31, 1996, compared to 8.30% for the same period in 1995.

	The increase in interest and dividend income for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily attributable to an increase in average interest earning assets for 1996 compared to 1995, partially offset by lower yields on interest earning assets. The lower yields in 1996 compared to 1995, are primarily the result of a larger percentage of interest earning assets being comprised of lower yielding securities and interest earning investments rather than higher yielding loans during the first quarter of 1996, compared to the first quarter of 1995.

Interest Expense

	Interest expense for the three months ended March 31, 1996 was $2,918,000, compared to $2,403,000 for the corresponding period in 1995. Average interest bearing liabilities for the three months ended March 31, 1996 were $283,761,000 and for the three months ended March 31, 1995 were $258,521,000. The rates paid on interest bearing liabilities were 4.14% for the three months ended March 31, 1996, compared to 3.72% for the same period in 1995.

	The increase in interest expense for the three months ended March 31, 1996 compared to the same period in 1995 is primarily due to an increase in the average balance of interest bearing liabilities coupled with an increase in the interest rates paid on these liabilities.

Net Interest Income

	Net interest income decreased by $74,000 for the three months ended March 31, 1996 compared to the same period in 1995. The slight decrease for the three months ended March 31, 1996 compared to the same period in 1995 relates to reductions in the interest rate spread and the net yield on interest earning assets, as the rates paid for interest bearing liabilities increased and the yields realized on interest earning assets decreased in the first quarter of 1996 compared to the same period in 1995, partially offset by a larger increase in interest earning assets than interest bearing liabilities. The Company's interest rate spread was 3.99%, for the three months ended March 31, 1996, compared to 4.58% for the three months ended March 31, 1995. The net yield on interest earning assets for the three months ended March 31, 1996 was 4.33%, compared to 4.88% for the three months ended March 31, 1995.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three months ended March 31, 1996 was $225,000, compared to $50,000 for the three months ended March 31, 1995. The increase in the provision for the three months ended March 31, 1996, compared to the same period in 1995, related primarily to management's overall evaluation of the adequacy of the level of the allowance, in relation to nonperforming loans and total loans.

	Nonperforming loans totaled $2,218,000 at March 31, 1996, an increase of $420,000 from $1,798,000 at December 31, 1995. The increase in nonperforming loans was primarily attributable to an increase in nonperforming commercial real estate loans. The level of net charge-offs for the three months ended March 31, 1996 was $202,000, compared to $238,000, for the corresponding period a year ago.

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

Noninterest Income

	Noninterest income for the three months ended March 31, 1996 totaled $851,000, compared to $524,000 for the same period in 1995. The significant changes in the components of noninterest income for the three months ended March 31, 1996 compared to the same period in 1995 were primarily net gains on sales of securities available for sale of $189,000 for the three months ended March 31, 1996, compared to $0 for the three months ended March 31, 1995, and net gains on sales of loans of $167,000 for the three months ended March 31, 1996, compared to $47,000 for the three months ended March 31, 1995. The $120,000 increase in net gains on sales of loans in the first quarter of 1996 compared to the same period in 1995, relates primarily to the adoption of SFAS No. 122, Accounting for Mortgage Servicing Rights, which increased the net gains on sales of loans by $81,000, as well as the increased volume in the sale of loans into the secondary mortgage market, as a result of residential real estate borrowers refinancing their adjustable rate loans into fixed rate loans to take advantage of the low interest rate environment. The Company sells its fixed rate residential real estate loans in the secondary mortgage market and holds the adjustable rate loans in its portfolio.

Noninterest Expense

	Noninterest expense for the three months ended March 31, 1996 totaled $2,627,000, compared to $2,586,000 for the same period a year earlier. The increase for the three months ended March 31, 1996, compared to 1995 relates primarily to an increase of $125,000 associated with salaries and benefit expenses, and an increase of $55,000 in occupancy and equipment expenses, partially offset by a decrease of $50,000 in costs associated with the holding and disposition of other real estate owned and decreased costs of $118,000 associated with Federal Deposit Insurance Corporation ("FDIC") insurance premiums. The increase in salaries and benefits expense relates to normal salary adjustments, an increase in full time equivalent employees to 135 from 133, higher salary costs associated with loan origination and higher medical costs. The increase in occupancy and equipment expense relates primarily to higher depreciation and maintenance of equipment costs, as a result of the Company upgrading its data processing systems during the third quarter of 1995. The decrease in costs associated with the holding and disposition of other real estate owned result primarily from the lower levels of other real estate owned in the Company's portfolio in the first quarter of 1996, compared to the same period in 1995. The decrease in FDIC insurance premiums to $20,000 for the three months ended March 31, 1996, compared to $138,000 for the three months ended March 31, 1995, relates to lower deposit insurance premiums charged by the FDIC, since the Bank Insurance Fund surpassed its congressionally mandated reserve ratio of 1.25 percent of insured deposits in May of 1995. It is estimated that the lower rate of insurance premiums will result in a reduction in insurance premiums of approximately $190,000 for the entire year of 1996 as compared to 1995.

Income Taxes

	Income taxes for the three months ended March 31, 1996 were $478,000, compared with $479,000 for the same period in 1995.

Risk Elements

	Total nonperforming loans increased from $1,798,000 or .93% of total loans, at December 31, 1995, to $2,218,000 or 1.18% of total loans, at March 31, 1996. The increase was primarily attributable to an increase in nonperforming commercial real estate loans. During the same period, other real estate owned, declined from $2,691,000 to $2,540,000. The allowance for possible loan losses as a percent of total nonperforming loans was 168.03% at March 31, 1996, compared with 206.01% at December 31, 1995.

	As shown in the following table, nonperforming assets as a percentage of total assets were 1.37% and 1.30%, as of March 31, 1996 and December 31, 1995, respectively.

					       March 31, 1996     December 31, 1995
					       --------------     -----------------
							($ in Thousands)
Loans 90 days or more past due
  and still accruing                              $     525           $       0
						  =========           =========

Nonaccrual/nonperforming loans                    $   2,218           $   1,798

Other real estate owned                               2,540               2,691
						  ---------           ---------
	Total nonperforming assets                $   4,758           $   4,489
						  =========           =========

Allowance for possible loan losses                $   3,727           $   3,704

Nonperforming loans as a percent of total loans        1.18%               0.93%

Allowance for possible loan losses
  as a percent of total nonperforming loans          168.03%              206.01%

Nonperforming assets as a percent of total assets      1.37%                1.30%

Liquidity

	The Company's primary sources of liquidity, through its subsidiary, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At March 31, 1996, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $720,000, with an additional available borrowing capacity of approximately $159,000,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $4,538,000 and securities available for sale were $119,035,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $113,730,000, all of which have remaining maturities of less than five years and a weighted-average maturity of approximately twenty one months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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



	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill.
Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at March 31, 1996 and December 31, 1995.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve
System such as the subsidiary bank.  At March 31, 1996 and December 31,
1995, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at March 31, 1996, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At March 31, 1996 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

					   March 31, 1996
					 ------------------
						   Subsidiary
					 Company      Bank
					 -------    -------
Tier I leverage capital                    7.58%      7.20%

Tier I capital to risk-weighted asset     15.31%     14.55%

Total capital to risk-weighted assets     16.39%     15.63%
</TALBE>


			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
		CONSOLIDATED QUARTERLY AVERAGE BALANCES AND INTEREST RATES
				  (dollars in thousands)


					  1996 QTD                              1995 QTD
				       ----------------  ----------------------------------------------------
					First Quarter     Fourth Quarter    Third Quarter     Second Quarter
				       Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 184,293  9.69%  $ 185,279  9.98%  $ 188,123  9.83%  $ 190,713  9.79%
 Securities and
  interest earning investments           126,167  5.87%    124,825  5.67%    114,100  5.81%     95,953  5.87%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         310,460  8.13%    310,104  8.24%    302,223  8.31%    286,666  8.48%

 Noninterest earning assets               34,481            33,967            32,349            31,696
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 344,941         $ 344,071         $ 334,572         $ 318,362
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 153,937  2.99%  $ 151,261  3.13%  $ 145,659  3.05%  $ 139,481  2.90%
 Time Deposits                           105,626  5.67%    105,370  5.75%    105,489  5.63%    101,166  5.36%
 Other borrowed funds                     24,198  4.72%     23,425  4.85%     24,599  5.24%     21,569  5.56%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         283,761  4.14%    280,056  4.26%    275,747  4.24%    262,216  4.07%

 Noninterest bearing deposits             27,953            30,139            28,083            26,996
 Other liabilities                         2,240             4,113             1,961             1,484
 Stockholders' equity                     30,987            29,763            28,781            27,666
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 344,941         $ 344,071         $ 334,572         $ 318,362
				       =========         =========         =========         =========

Interest rate spread                              3.99%             3.98%             4.07%             4.41%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  26,699  4.33%  $  30,048  4.39%  $  26,476  4.45%  $  24,450  4.76%
				       =========  =====  =========  =====  =========  =====  =========  =====

					   1995 QTD                            1994 QTD
				       ----------------  -----------------------------------------------------
					First Quarter      Fourth Quarter    Third Quarter     Second Quarter
				       Avg. bal.  Rate    Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 187,370  9.43%  $ 187,882  8.88%  $ 188,102  8.56%  $ 184,933  8.17%
 Securities and
  interest earning investments            94,023  6.05%     96,737  6.03%     98,840  5.23%     94,013  4.67%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         281,393  8.30%    284,619  7.91%    286,942  7.41%    278,946  6.99%

 Noninterest earning assets               29,593            30,530            29,930            29,779
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 310,986         $ 315,149         $ 316,872         $ 308,725
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 134,158  2.51%  $ 146,515  2.36%  $ 148,644  2.33%  $ 150,750  2.24%
 Time Deposits                            84,671  4.60%     74,446  4.01%     75,100  3.86%     77,450  3.69%
 Other borrowed funds                     39,692  5.94%     36,911  5.66%     38,253  4.68%     26,222  4.33%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         258,521  3.72%    257,872  3.31%    261,997  3.12%    254,422  2.90%

 Noninterest bearing deposits             25,467            28,876            27,326            26,901
 Other liabilities                           880             1,617             1,128             1,189
 Stockholders' equity                     26,118            26,784            26,421            26,213
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 310,986         $ 315,149         $ 316,872         $ 308,725
				       =========         =========         =========         =========

Interest rate spread                              4.58%             4.60%             4.29%             4.09%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  22,872  4.88%  $  26,747  4.92%  $  24,945  4.57%  $  24,524  4.35%
				       =========  =====  =========  =====  =========  =====  =========  =====


		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			Part II - Other Information
				March 31, 1996

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

					GRANITE STATE BANKSHARES, INC.



					/s/ Charles W. Smith
					------------------------
Dated :   May 13, 1996                  By:     Charles W. Smith
					Chairman and
					Chief Executive Officer


					/s/ William G. Pike
					-------------------------
Dated :   May 13,  1996                 By:     William G. Pike
					Executive Vice President and
					Chief Financial Officer