Form 10QSB
period 1996-06-30
GRANITE STATE BANKSHARES INC
filed 1996-08-07
CIK 792360

FORM 10-QSB


		      SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549


	      Quarterly Report Pursuant to Section 13 or 15 (d)
		   of the Securities Exchange Act of 1934


For quarterly period ended      JUNE 30, 1996

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

		Yes ( X )               No  (   )

	The number of shares outstanding of each of the issuer's classes of common stock, as of August 6, 1996 was 1,977,942, $1.00 par value per share.


				   INDEX

		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY


Part I  Financial Information                                           Page

Item 1. Financial Statements:

	Consolidated Statements of Financial Condition
	June 30, 1996 and December 31, 1995                             3

	Consolidated Statements of Earnings
	Three and six months ended June 30, 1996 and 1995               4

	Consolidated Statements of Stockholders' Equity
	Three and six months ended June 30, 1996 and 1995               5

	Consolidated Statements of Cash Flows
	Three and six months ended June 30, 1996 and 1995               6

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

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
			CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

								June 30,    December 31,
($ in thousands, except par values)                               1996          1995
							       ---------     ---------
							      (Unaudited)
ASSETS

Cash and due from banks                                        $  20,554     $  17,771
Interest bearing deposits - Federal Home Loan Bank of Boston           1        24,239

Securities held to maturity
 (Market value $7,955 at June 30, 1996)                            8,000
Securities available for sale, at market value                   110,539        95,016
Stock in Federal Home Loan Bank of Boston                          3,215         3,215

Loans                                                            195,255       192,354
 Less: Unearned income                                            (2,292)       (2,356)
       Allowance for possible loan losses                         (3,701)       (3,704)
							       ---------     ---------
	 Net Loans                                               189,262       186,294

Premises and equipment                                            10,846         9,937
Other real estate owned                                            1,973         2,691
Other assets                                                       7,508         7,251
							       ---------     ---------
							       $ 351,898     $ 346,414
							       =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits                                      $ 256,764     $ 255,208
Noninterest-bearing deposits                                      36,657        31,922
							       ---------     ---------
       Total Deposits                                            293,421       287,130

Securities sold under agreements to repurchase                    21,389        26,189
Short-term borrowings from the Federal Home Loan Bank of Boston    4,704
Long-term debt                                                       710           728
Other liabilities                                                  2,185         2,578
							       ---------     ---------
       Total Liabilities                                         322,409       316,625

Common stock, $1.00 par value; authorized 12,500,000 shares;
 issued 2,543,033 and 2,535,833 shares, respectively               2,543         2,536
Additional paid-in capital                                        19,247        19,218
							       ---------     ---------
								  21,790        21,754
Unrealized gain (loss) on securities available for sale,
 net of related tax effects                                          784         1,630
Retained earnings                                                 11,796        10,529
							       ---------     ---------
								  34,370        33,913

Less: Treasury stock, at cost, 543,591 and 500,252
       shares, respectively                                       (4,881)       (4,124)
							       ---------     ---------
       Total Stockholders' Equity                                 29,489        29,789
							       ---------     ---------
							       $ 351,898     $ 346,414
							       =========     =========

See accompanying notes to unaudited consolidated financial statements.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
			     CONSOLIDATED STATEMENTS OF EARNINGS



								Three Months Ended       Six Months Ended
								     June 30,                June 30,
							      ---------------------   ---------------------
($ in thousands, except per share data)                          1996        1995        1996        1995
							      ---------   ---------   ---------   ---------
								    (Unaudited)             (Unaudited)
Interest and dividend income:
 Interest on loans                                            $   4,365   $   4,668   $   8,803   $   9,083
 Interest on securities held to maturity                            124         199         126         409
 Interest on securities available for sale                        1,563       1,098       2,923       2,219
 Dividends on Federal Home Loan Bank of Boston stock                 52          57         102         114
 Dividends on equity securities available for sale                   88          30         200          62
 Other interest                                                      51          23         367          25
							      ---------   ---------   ---------   ---------
								  6,243       6,075      12,521      11,912
Interest expense:
 Savings deposits                                                 1,134       1,012       2,279       1,853
 Time deposits                                                    1,424       1,355       2,913       2,328
 Borrowed funds                                                     269         300         553         889
							      ---------   ---------   ---------   ---------
								  2,827       2,667       5,745       5,070
							      ---------   ---------   ---------   ---------
   Net interest income                                            3,416       3,408       6,776       6,842
Provision for possible loan losses                                  225         175         450         225
							      ---------   ---------   ---------   ---------
   Net interest income after provision for possible loan losses   3,191       3,233       6,326       6,617

Noninterest income:
 Mortgage service fees                                              170         175         338         351
 Net gains on sales of securities available for sale                100         205         289         205
 Net gains on sales of loans                                        160          89         327         136
 Other                                                              377         274         704         575
							      ---------   ---------   ---------   ---------
								    807         743       1,658       1,267
Noninterest expense:
 Salaries and employee benefits                                   1,286       1,260       2,619       2,468
 Occupancy, net                                                     219         224         484         474
 Equipment                                                          241         189         487         395
 Other real estate owned                                            149         125         185         211
 Other                                                              666         822       1,413       1,658
							      ---------   ---------   ---------   ---------
								  2,561       2,620       5,188       5,206
							      ---------   ---------   ---------   ---------
 Earnings before income taxes                                     1,437       1,356       2,796       2,678
Applicable income taxes                                             488         498         966         977
							      ---------   ---------   ---------   ---------
    Net earnings                                              $     949   $     858   $   1,830   $   1,701
							      =========   =========   =========   =========

Weighted average common shares outstanding:
  Primary                                                     2,125,087   2,177,879   2,133,243   2,179,720
  Fully diluted                                               2,125,087   2,177,879   2,134,937   2,181,977

Net earnings per common share -primary                        $    0.45   $    0.39   $    0.86   $    0.78

Net earnings per common share -fully diluted                  $    0.45   $    0.39   $    0.86   $    0.78

See accompanying notes to unaudited consolidated financial statements.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
		       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


							    Three Months Ended     Six Months Ended
								 June 30,              June 30,
							    -------------------   -------------------
($ in thousands)                                              1996       1995       1996       1995
							    --------   --------   --------   --------
								(Unaudited)           (Unaudited)
Balance, beginning of period                                $ 29,467   $ 27,147   $ 29,789   $ 25,641

Net earnings                                                     949        858      1,830      1,701

Dividends declared on common stock,
   $.14 per share and $.28 per share, respectively,
   for the three and six months ended June 30, 1996
   and $.12 per share and $.24 per share, respectively,
   for the three and six months ended June 30, 1995             (281)      (247)      (563)      (497)

Stock options exercised                                                                 36

Purchase of treasury stock                                      (425)      (131)      (757)      (223)

Decrease in unearned compensation -ESOP                                      22                    43

Increase (decrease) in net unrealized gains on
  securities available for sale, net of related tax effects     (221)       671       (846)     1,655
							    --------   --------   --------   --------
Net change in stockholders' equity                                22      1,173       (300)     2,679
							    --------   --------   --------   --------
Balance, end of period                                      $ 29,489   $ 28,320   $ 29,489   $ 28,320
							    ========   ========   ========   ========

See accompanying notes to unaudited consolidated financial statements.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
			    CONSOLIDATED STATEMENTS OF CASH FLOWS

									  Three Months Ended     Six Months Ended
									       June 30,              June 30,
									  -------------------   -------------------
Increase (decrease) in cash  (In Thousands)                                 1996       1995       1996       1995
									  --------   --------   --------   --------
									      (Unaudited)           (Unaudited)
Cash flows from operating activities:

 Net earnings                                                             $    949   $    858   $  1,830   $  1,701
 Adjustments to reconcile net earnings to net cash
   provided by operating activities
  Provision for possible loan losses                                           225        175        450        225
  Provision for depreciation and amortization                                  304        288        606        588
  Net accretion on securities                                                  (14)       (32)       (35)       (89)
  Realized gains on sales of securities available for sale                    (100)      (205)      (289)      (205)
  Loans originated for sale                                                 (7,482)   (11,762)   (16,252)   (14,784)
  Proceeds from sales of loans originated for sale                           8,147     10,900     17,709     14,296
  Realized gains on sales of loans                                            (160)       (89)      (327)      (136)
  Realization of unearned income                                              (132)      (148)       (65)      (372)
  Provision for loss on other real estate owned                                 50        165         86        203
  Realized (gains) losses on sales of other real estate owned                    3       (114)       (27)      (139)
  Deferred income taxes (benefits)                                             (57)       103       (136)       128
  (Increase) decrease in other assets                                         (488)      (869)      (274)       329
  Increase (decrease) in other liabilities                                    (232)      (265)       144       (438)
  Decrease in unearned compensation-ESOP                                                   22                    43
									  --------   --------   --------   --------
   Net cash provided by (used in) operating activities                       1,013       (973)     3,420      1,350

Cash flows from investing activities:

 Purchase of securities held to maturity                                    (5,000)               (8,000)
 Proceeds from sale of securities available for sale                        13,180        656     17,016        656
 Proceeds from maturities of securities available for sale                              2,998     12,000      2,998
 Purchase of securities available for sale                                  (4,905)      (569)   (45,498)    (3,557)
 Loan (originations) repayments, net                                        (7,369)      (270)    (5,266)    (2,874)
 Purchase of premises and equipment                                           (610)      (263)    (1,308)      (441)
 Advances made on other real estate owned                                                  (2)                  (22)
 Proceeds from sales of other real estate owned                                568      1,379      1,441      1,919
 Net (increase) decrease in interest-bearing deposits with
  Federal Home Loan Bank of Boston                                           4,537     (6,324)    24,238     (6,352)
 Other cash used in investing activities                                       (80)        (3)      (189)        (6)
									  --------   --------   --------   --------
   Net cash provided by (used in) investing activities                         321     (2,398)    (5,566)    (7,679)

Cash flows from financing activities:

 Net increase (decrease) in time certificates of deposit                    (1,121)     9,814       (210)    28,752
 Net increase in demand, NOW, regular savings and
  money market deposit accounts                                              1,338      9,769      6,501      5,927
 Net increase (decrease) in securities sold under agreements to repurchase    (786)     4,155     (4,800)    (1,850)
 Net increase (decrease) in short-term borrowings                            4,704    (16,418)     4,704    (20,904)
 Payments of long-term borrowings                                              (10)        (1)       (18)        (2)
 Repayment of liability relating to ESOP                                                  (22)                  (43)
 Proceeds from exercise of stock options                                                              36
 Purchase of treasury stock                                                   (425)      (131)      (757)      (223)
 Dividends paid on common stock                                               (283)      (250)      (527)      (502)
									  --------   --------   --------   --------
   Net cash provided by financing activities                                 3,417      6,916      4,929     11,155
									  --------   --------   --------   --------
   Net increase in cash and due from banks                                   4,751      3,545      2,783      4,826
Cash and due from banks at beginning of period                              15,803     10,536     17,771      9,255
									  --------   --------   --------   --------
   Cash and due from banks at end of period                               $ 20,554   $ 14,081   $ 20,554   $ 14,081
									  ========   ========   ========   ========
See accompanying notes to unaudited consolidated financial statements.

		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
		       Part I - Financial Information
		       Item 1.   Financial Statements
	     Notes to Unaudited Consolidated Financial Statements
				June 30, 1996

NOTE 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

	The amortized cost, estimated market value and carrying value of securities at June 30, 1996 and December 31, 1995 were as follows:

					     Amortized    Estimated    Carrying
AT JUNE 30, 1996                                Cost     Market Value    Value
					     ---------    ---------    ---------
						       (In Thousands)
SECURITIES HELD TO MATURITY
     US Government agency obligations        $   8,000    $   7,955    $   8,000
					     ---------    ---------    ---------
       Total securities held to maturity     $   8,000    $   7,955    $   8,000
					     =========    =========    =========
SECURITIES AVAILABLE FOR SALE
     US Treasury obligations                 $  52,823    $  52,834    $  52,834
     US Government agency obligations           44,748       44,000       44,000
     Other corporate obligations                 3,497        3,490        3,490
     Mutual Fund                                 3,121        3,115        3,115
     Marketable equity securities                5,162        7,100        7,100
					     ---------    ---------    ---------
       Total securities available for sale   $ 109,351    $ 110,539    $ 110,539
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
					     =========    =========    =========

	At June 30, 1996, US Treasury obligations with carrying and market values of $44,293,000 were pledged as collateral for securities sold under agreements to repurchase and government deposit accounts.

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

	Changes in the allowance for possible loan losses are as follows:

					   Three months ended     Six months ended
						June 30,              June 30,
					   -------------------   -------------------
					     1996       1995       1996       1995
					   --------   --------   --------   --------
							 (In Thousands)
Balance, beginning of period               $  3,727   $  4,042   $  3,704   $  4,230
Provision for possible loan losses              225        175        450        225
Loans charged off                              (330)      (535)      (823)      (835)
Recoveries of loans previously charged off       79         43        370        105
					   --------   --------   --------   --------
Balance, end of period                     $  3,701   $  3,725   $  3,701   $  3,725
					   ========   ========   ========   ========
<TABLE/>

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

	The following presents information on impaired loans at June 30, 1996 or for the three and six months ended June 30, 1996:


							     (In Thousands)
Recorded investment in impaired loans at June 30, 1996           $   388
								 =======
Average year-to-date recorded investment in impaired loans       $   660
								 =======
Impaired loans with specific loss allowances at June 30, 1996    $   388
								 =======
Loss allowances reserved on impaired loans at June 30, 1996      $   118
Income recognized on impaired loans during                       =======
 the three months ended June 30, 1996                            $     0
Income recognized on impaired loans during                       =======
 the six months ended June 30, 1996                              $     4
								 =======
<TABLE/>

	The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION


					       Three months ended     Six months ended
						    June 30,              June 30,
					       -------------------   -------------------
						 1996       1995       1996       1995
					       --------   --------   --------   --------
							     (In Thousands)
Cash paid for interest                         $  2,631   $  2,614   $  5,573   $  4,966
Income taxes paid                                 1,100      1,000      1,100      1,000
Non-cash investing activities:
   Real estate acquired in settlement of loans       54        528        782        879

<TABLE/>

NOTE 5. ACCOUNTING CHANGES

	In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 is effective for years beginning after December 15, 1995 and requires that mortgage banking enterprises recognize as separate assets the right to service mortgage loans regardless of whether such rights are obtained through the direct purchase of servicing rights or from the origination of mortgage loans intended to be sold with servicing retained. SFAS No. 122 also requires assessments of capitalized servicing rights for impairment based on the fair value of those rights. As required, the Company prospectively adopted SFAS No. 122 effective January 1, 1996. The impact of adopting this statement was to increase gains on sales of loans by $77,000 and $158,000, respectively, for the three and six months ended June
30, 1996, as a result of capitalizing servicing rights in connection with loans originated for sale. This resulted in an increase to net earnings for the three and six months ended June 30, 1996 of $51,000 and $104,000, respectively, or $.02 and $.05, respectively, per common share.


		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
		       Part I - Financial Information
		    Item 2.  Management's Discussion and
	  Analysis of Financial Condition and Results of Operations
				June 30, 1996

GENERAL

	All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-QSB. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole.

	The principal business of the Company is to serve as a financial intermediary attracting deposits from the general public and making both secured and unsecured loans. The operating results of the Company depend primarily on net interest income earned by the Company's subsidiary, Granite Bank ("the subsidiary bank"). Net interest income is the difference between interest and dividend income on interest earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, which consist of deposits and borrowings. Operating results of the Company also depend upon the provision for possible loan losses, noninterest income, noninterest expense and income taxes.

FINANCIAL CONDITION

	Total assets increased by $5,484,000 or 1.58%, from $346,414,000 at December 31, 1995 to $351,898,000 at June 30, 1996.

	Cash and due from banks increased $2,783,000 from $17,771,000 at December 31, 1995 to $20,554,000 at June 30, 1996. The increase was funded primarily with short-term borrowings from the Federal Home Loan Bank of Boston.

	Interest bearing deposits with the Federal Home Loan Bank of Boston decreased $24,238,000, from $24,239,000 at December 31, 1995 to $1,000 at
June 30, 1996. Proceeds from the decrease were primarily invested in higher yielding 2 to 3 year fixed income securities available for sale, and securities held to maturity.

	Securities held to maturity increased $8,000,000, from $0 at December 31, 1995 to $8,000,000 at June 30, 1996, as proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston were invested in higher yielding instruments.

	Securities available for sale increased $15,523,000, from $95,016,000 at December 31, 1995 to $110,539,000 at June 30, 1996. The
increase relates primarily to proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston, which were invested in higher yielding instruments.

	Net loans were $189,262,000 at June 30, 1996, an increase of $2,968,000 from $186,294,000 at December 31, 1995. The increase reflects strengthening loan demand in the commercial real estate sector of the market during the second quarter of 1996, as well as an increase in the demand for adjustable rate residential real estate loans during the second quarter of 1996. Adjustable rate residential loans are held by the Company in its loan portfolio. The increase in loans was funded primarily with proceeds from short-term borrowings from the Federal Home Loan Bank of Boston.

	Total deposits increased $6,291,000, from $287,130,000 at December
31, 1995 to $293,421,000 at June 30, 1996. A portion of the increase in deposits was used to fund the decrease in securities sold under agreements to repurchase, with the remainder invested in securities available for sale.

	Securities sold under agreements to repurchase decreased
$4,800,000, from $26,189,000 at December 31, 1995 to $21,389,000 at June
30, 1996.  The decrease was funded by an increase in deposits.

	Short-term borrowings from the Federal Home Loan Bank of Boston increased $4,704,000, from $0 at December 31, 1995 to $4,704,000 at June
30, 1996. The increase in borrowings was used primarily to fund loan growth and the increase in cash and due from banks.

	Stockholders' equity decreased by $300,000 during the first six months of 1996, from $29,789,000 at December 31, 1995, to $29,489,000 at
June 30, 1996. The decrease was due to $563,000 of common stock dividends declared, $757,000 in repurchases of treasury stock, and an $846,000 decrease in unrealized gains on securities available for sale, net of related tax effects, partially offset by $1,830,000 of net earnings and $36,000 relating to the issuance of common stock upon the exercise of common stock options.

Stock Repurchase Plan

	On June 14, 1994, the Company announced a Stock Repurchase Plan
("Plan"), whereby the Company's Board of Directors authorized the repurchase of up to 9% of its outstanding common shares from time to time.
Shares repurchased under the Plan may be held in treasury, retired or used for general corporate purposes. As of June 30, 1996, the Company has repurchased 167,939 shares under the Plan, representing 7.77% of common shares outstanding at the date of announcement of the Plan.

RESULTS OF OPERATIONS

Net Earnings

	Net earnings for the three and six months ended June 30, 1996 were $949,000 and $1,830,000, compared to $858,000 and $1,701,000 for the three and six months ended June 30, 1995. Net earnings for the three and six months ended June 30, 1996, increased 10.61% and 7.58%, respectively, over net earnings for the three and six months ended June 30, 1995. Earnings per common share for the three and six months ended June 30, 1996 were $0.45 and $0.86, compared to $0.39 and $0.78 for the three and six months ended June 30, 1995. The increase in net earnings for the three months ended June 30, 1996, compared to the three months ended June 30, 1995, was primarily due to an increase in noninterest income of $64,000 and a decrease in noninterest expense of $59,000 partially offset by an increase in the provision for possible losses of $50,000. The increase in net earnings for the six months ended June 30, 1996, compared to net earnings for the six months ended June 30, 1995, was primarily due to an increase in noninterest income of $391,000 partially offset by a decrease in net interest income of $66,000 and an increase in the provision for possible loan losses of $225,000.

	Contributing to the increase in noninterest income was the Company's prospective adoption of SFAS No. 122, Accounting for Mortgage
Servicing Rights on January 1, 1996, as required by the FASB. The adoption of SFAS No. 122 resulted in an increase in gains on sales of loans of $77,000 and $158,000, respectively, during the three and six months ended
June 30, 1996.

Interest and Dividend Income

	Interest and dividend income for three and six months ended June
30, 1996 was $6,243,000 and $12,521,000, compared to $6,075,000 and
$11,912,000 for the corresponding periods in 1995. Average interest earning assets for the three and six months ended June 30, 1996 were $308,920,000 and $309,690,000,respectively, and for the three and six months ended June 30, 1995 were $286,666,000 and $284,044,000, respectively. The yield on interest earning assets was 8.13% and 8.13%, respectively, for the three and six months ended June 30, 1996, compared to 8.48% and 8.39%, respectively, for the same periods in 1995.

	The increase in interest and dividend income for the three and six months ended June 30, 1996 compared to the three and six months ended June
30, 1995 is primarily attributable to an increase in average interest earning assets for 1996 compared to 1995, partially offset by lower yields on interest earning assets. The lower yields in 1996 compared to 1995, are primarily the result of a larger percentage of interest earning assets being comprised of lower yielding securities and interest earning investments rather than higher yielding loans.

Interest Expense

	Interest expense for the three and six months ended June 30, 1996 was $2,827,000 and $5,745,000, compared to $2,667,000 and $5,070,000 for the corresponding periods in 1995. Average interest bearing liabilities for the three and six months ended June 30, 1996 were $282,919,000 and $283,340,000, respectively, and for the three and six months ended June 30, 1995 were $262,216,000 and $260,378,000, respectively. The rates paid on interest bearing liabilities were 4.02% and 4.08%, respectivley, for the three and six months ended June 30, 1996, compared to 4.07% and 3.90%, respectively, for the same periods in 1995.

	The increase in interest expense for the three and six months ended
June 30, 1996 compared to the same periods in 1995 is primarily due to an increase in the average balance of interest bearing liabilities coupled with an increase in the interest rates paid on these liabilities for the six months ended June 30, 1996 compared to the same period in 1995 and partially offset by a slight decrease in the rates paid on these liabilities for the three months ended June 30, 1996 compared to the same period in 1995.

Net Interest Income

	Net interest income was fairly stable, increasing by $8,000 for the three months ended June 30, 1996 compared to the same period in 1995. Net interest income decreased by $66,000 for the six months ended June 30, 1996 compared to the same period in 1995. The decrease for the six months ended
June 30, 1996 compared to the same period in 1995 relates to reductions in the interest rate spread and the net yield on interest earning assets, as the rates paid for interest bearing liabilities increased and the yields realized on interest earning assets decreased in 1996 compared to the same period in 1995, partially offset by a larger increase in interest earning assets than interest bearing liabilities. The Company's interest rate spread was 4.11% and 4.05%, for the three and six months ended June 30, 1996, compared to 4.41% and 4.49% for the three and six months ended June
30, 1995. The net yield on interest earning assets for the three and six months ended June 30, 1996 was 4.45% and 4.40%, compared to 4.76% and 4.82% for the three and six months ended June 30, 1995.

 Provision for Possible Loan Losses

	The provision for possible loan losses for the three and six months ended June 30, 1996 was $225,000 and $450,000, compared to $175,000 and
$225,000 for the three and six months ended June 30, 1995. The increase in the provision for the three and six months ended June 30, 1996, compared to the same periods in 1995, related primarily to management's overall evaluation of the loan portfolio, as well as their evaluation of the adequacy of the level of the allowance in relation to nonperforming loans and total loans.

	Nonperforming loans totaled $1,817,000 at June 30, 1996, an increase of $19,000 from $1,798,000 at December 31, 1995. The level of net charge-offs for the three and six months ended June 30, 1996 was $251,000 and $453,000, compared to $492,000 and $730,000, for the corresponding periods a year ago.

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

Noninterest Income

	Noninterest income for the three and six months ended June 30, 1996 totaled $807,000 and $1,658,000, compared to $743,000 and $1,267,000 for the same periods in 1995. The significant changes in the components of noninterest income for the three and six months ended June 30, 1996 compared to the same periods in 1995 were primarily deposit account fees and service charges of $223,000 and $436,000, respectively for the three and six months ended June 30, 1996 compared to $198,000 and $379,000, respectively, for the three and six months ended June 30, 1995, net gains on sales of securities available for sale of $100,000 and $289,000 for the three and six months ended June 30, 1996, compared to $205,000 and $205,000 for the three and six months ended June 30, 1995, and net gains on sales of loans of $160,000 and $327,000 for the three and six months ended June 30, 1996, compared to $89,000 and $136,000 for the three and six months ended
June 30, 1995. The increase in net gains on sales of loans in the three and six months ending June 30, 1996 compared to the same periods in 1995, relates primarily to the adoption of SFAS No. 122, Accounting for Mortgage
Servicing Rights, which increased the net gains on sales of loans by $77,000 and $158,000, respectively, as well as the increased volume in the sale of loans into the secondary mortgage market during the first quarter of 1996, compared to the first quarter of 1995, as a result of residential real estate borrowers refinancing their adjustable rate loans into fixed rate loans to take advantage of the low interest rate environment. The
Company generally sells its fixed rate residential real estate loans in the secondary mortgage market and holds the adjustable rate loans in its portfolio.

Noninterest Expense

	Noninterest expense for the three and six months ended June 30, 1996 totaled $2,561,000 and $5,188,000, compared to $2,620,000 and
$5,206,000 for the same periods a year earlier. The decrease for the three months ended June 30, 1996, compared to 1995 relates primarily to a decrease of $109,000 associated with Federal Deposit Insurance Corporation
("FDIC") insurance premiums, partially offset by an increase of $26,000 associated with salaries and benefit expenses, an increase of $47,000 in occupancy and equipment expenses, and an increase of $24,000 in costs associated with the holding and disposition of other real estate owned.
The decrease for the six months ended June 30, 1996, compared to 1995 relates to a decrease of $228,000 associated with FDIC insurance premiums and a reduction of $26,000 in costs associated with the holding and disposition of other real estate owned, partially offset by an increase of $151,000 associated with salaries and benefit expenses, and an increase of $102,000 in occupancy and equipment expenses. The increase in salaries and benefits expense relates to normal salary adjustments, an increase in full time equivalent employees to 142 from 133, in part due to the opening of a new branch office in downtown Portsmouth, New Hampshire in April of 1996 and higher salary costs associated with loan origination, partially offset by lower medical costs. The increase in occupancy and equipment expense relates primarily to higher depreciation and maintenance of equipment costs, as a result of the Company upgrading its data processing systems during the third quarter of 1995. The decrease in FDIC insurance premiums to $29,000 and $49,000, respectively, for the three and six months ended
June 30, 1996, compared to $138,000 and $277,000, respectively, for the three and six months ended June 30, 1995, relates to lower deposit insurance premiums charged by the FDIC, since the Bank Insurance Fund surpassed its congressionally mandated reserve ratio of 1.25 percent of insured deposits in May of 1995. The decrease in FDIC deposit insurance premiums commenced in the third quarter of 1995. As a result, deposit insurance premiums for the third and fourth quarters of 1996 are not expected to differ significantly from those which were expensed during the third and fourth quarters of 1995. A portion of the Company's deposits are OAKAR deposits (approximately $42,400,000 at December 31, 1995) which are insured by the FDIC through the Savings Association Insurance Fund and as to which deposit insurance premiums have not been reduced by the FDIC.

Income Taxes

	Income taxes for the three and six months ended June 30, 1996 were $488,000 and $966,000, compared with $498,000 and $977,000 for the same periods in 1995.

Risk Elements

	Total nonperforming loans increased from $1,798,000 or .93% of total loans, at December 31, 1995, to $1,817,000 or .93% of total loans, at June 30, 1996. During the same period, other real estate owned, declined from $2,691,000 to $1,973,000. The allowance for possible loan losses as a percent of total nonperforming loans was 203.69% at June 30, 1996, compared with 206.01% at December 31, 1995.

	As shown in the following table, nonperforming assets as a percentage of total assets were 1.08% and 1.30%, as of June 30, 1996 and December 31, 1995, respectively.


					       June 30, 1996     December 31, 1995
					       -------------     -----------------
							($ in Thousands)
Loans 90 days or more past due
  and still accruing                              $     15            $      0
						  ========            ========
Nonaccrual/nonperforming loans                    $  1,817            $  1,798

Other real estate owned                              1,973               2,691
						  --------            --------
	Total nonperforming assets                $  3,790            $  4,489
						  ========            ========
Allowance for possible loan losses                $  3,701            $  3,704

Nonperforming loans as a percent of total loans       0.93%               0.93%

Allowance for possible loan losses
  as a percent of total nonperforming loans         203.69%             206.01%

Nonperforming assets as a percent of total assets     1.08%               1.30%

<TABLE/>

Liquidity

	The Company's primary sources of liquidity, through its subsidiary, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At
June 30, 1996, short-term and long-term borrowings from the Federal Home
Loan Bank of Boston were $5,414,000, with an additional available borrowing capacity of approximately $157,000,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $1,000 and securities available for sale were $110,539,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $108,324,000, all of which have remaining maturities of less than five years and a weighted-average maturity of approximately twenty four months.
In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at June 30, 1996 and December 31, 1995.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal
Reserve System such as the subsidiary bank.  At June 30, 1996 and December
31, 1995, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at June 30, 1996, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At June 30, 1996 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


					  June 30, 1996
					------------------
						 Subsidiary
					Company     Bank
					-------    -------
Tier I leverage capital                   7.58%      7.26%

Tier I capital to risk-weighted assets   14.92%     14.29%

Total capital to risk-weighted assets    15.99%     15.38%

<TABLE/>


			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
		CONSOLIDATED QUARTERLY AVERAGE BALANCES AND INTEREST RATES
				  (dollars in thousands)


						   1996 QTD                              1995 QTD
				       ----------------------------------  ----------------------------------
					Second Quarter    First Quarter     Fourth Quarter    Third Quarter
				       Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 183,823  9.55%  $ 184,293  9.69%  $ 185,279  9.98%  $ 188,123  9.83%
 Securities and
  interest earning investments           125,097  6.04%    126,167  5.87%    124,825  5.67%    114,100  5.81%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         308,920  8.13%    310,460  8.13%    310,104  8.24%    302,223  8.31%

 Noninterest earning assets               35,570            34,481            33,967            32,349
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 344,490         $ 344,941         $ 344,071         $ 334,572
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 155,830  2.93%  $ 153,937  2.99%  $ 151,261  3.13%  $ 145,659  3.05%
 Time Deposits                           105,344  5.44%    105,626  5.67%    105,370  5.75%    105,489  5.63%
 Other borrowed funds                     21,745  4.98%     24,198  4.72%     23,425  4.85%     24,599  5.24%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         282,919  4.02%    283,761  4.14%    280,056  4.26%    275,747  4.24%

 Noninterest bearing deposits             29,410            27,953            30,139            28,083
 Other liabilities                         2,089             2,240             4,113             1,961
 Stockholders' equity                     30,072            30,987            29,763            28,781
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 344,490         $ 344,941         $ 344,071         $ 334,572
				       =========         =========         =========         =========

Interest rate spread                              4.11%             3.99%             3.98%             4.07%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  26,001  4.45%  $  26,699  4.33%  $  30,048  4.39%  $  26,476  4.45%
				       =========  =====  =========  =====  =========  =====  =========  =====

					   1995 QTD                            1994 QTD
				       ----------------------------------  ----------------------------------
					Second Quarter     First Quarter      Fourth Quarter    Third Quarter
				       Avg. bal.  Rate    Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 190,713  9.79%  $ 187,370  9.43%  $ 187,882  8.88%  $ 188,102  8.56%
 Securities and
  interest earning investments            95,953  5.87%     94,023  6.05%     96,737  6.03%     98,840  5.23%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         286,666  8.48%    281,393  8.30%    284,619  7.91%    286,942  7.41%

 Noninterest earning assets               31,696            29,593            30,530            29,930
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 318,362         $ 310,986         $ 315,149         $ 316,872
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 139,481  2.90%  $ 134,158  2.51%  $ 146,515  2.36%  $ 148,644  2.33%
 Time Deposits                           101,166  5.36%     84,671  4.60%     74,446  4.01%     75,100  3.86%
 Other borrowed funds                     21,569  5.56%     39,692  5.94%     36,911  5.66%     38,253  4.68%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         262,216  4.07%    258,521  3.72%    257,872  3.31%    261,997  3.12%

 Noninterest bearing deposits             26,996            25,467            28,876            27,326
 Other liabilities                         1,484               880             1,617             1,128
 Stockholders' equity                     27,666            26,118            26,784            26,421
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 318,362         $ 310,986         $ 315,149         $ 316,872
				       =========         =========         =========         =========

Interest rate spread                              4.41%             4.58%             4.60%             4.29%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  24,450  4.76%  $  22,872  4.88%  $  26,747  4.92%  $  24,945  4.57%
				       =========  =====  =========  =====  =========  =====  =========  =====

		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			Part II - Other Information
				June 30, 1996

Item 1. Legal Proceedings

		The Company is a defendant in ordinary and routine pending legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2. Changes in Securities

	None.

Item 3. Defaults upon Senior Securities

	None.

Item 4. Submission of Matters to a Vote of  Security Holders

		On April 9, 1996, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.

								      Results of Stockholder Vote
							       ------------------------------------------
											       Abstentions
											       and Broker
	Matter Submitted                                         For      Against    Withheld   Non-Votes
	----------------                                       ---------  -------  ----------   ---------
     1) Election of the following directors
	for three year terms or until their
	successors are qualified and elected:
	  A)  Jane B. Reynolds                                 1,854,618        0      4,718         0
	  B)  William Smedley, V                               1,857,208        0      2,128         0

     2) Ratification of Grant Thornton as the Company's
	auditors for the fiscal year ended December 31, 1996   1,858,529        0          0       807

<TABLE/>

Item 5. Other Information

	None.

Item 6. Exhibits and Reports on Form 8-K

	1.      Exhibits

		27      Financial Data Schedule

	2.      Reports on Form 8-K

		None.


				SIGNATURES

	Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

					GRANITE STATE BANKSHARES, INC.



					/s/ Charles W. Smith
					-------------------------------
Dated :   August 6, 1996                By:     Charles W. Smith
						Chairman and
						Chief Executive Officer


					/s/ William G. Pike
					--------------------------------
Dated :   August 6,  1996               By:     William G. Pike
						Executive Vice President and
						Chief Financial Officer







