Form 10QSB
period 1996-09-30
GRANITE STATE BANKSHARES INC
filed 1996-11-06
CIK 792360

FORM 10-QSB

		      SECURITIES AND EXCHANGE COMMISSION
			   WASHINGTON, D.C.  20549

	       Quarterly Report Pursuant to Section 13 or 15 (d)
		    of the Securities Exchange Act of 1934


For quarterly period ended  SEPTEMBER 30, 1996

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

		Yes ( X )               No  (   )

	The number of shares outstanding of each of the issuer's classes of common stock, as of November 5, 1996 was 1,962,942, $1.00 par value per share.


				    INDEX

		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY


Part I  Financial Information                                           Page

Item 1. Financial Statements:

	Consolidated Statements of Financial Condition
	September 30, 1996 and December 31, 1995                        3

	Consolidated Statements of Earnings
	Three and nine months ended September 30, 1996 and 1995         4

	Consolidated Statements of Stockholders' Equity
	Three and nine months ended September 30, 1996 and 1995         5

	Consolidated Statements of Cash Flows
	Three and nine months ended September 30, 1996 and 1995         6

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

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
			CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

							   September 30,  December 31,
($ in thousands, except par values)                            1996          1995
							     ---------     ---------
							     (Unaudited)
ASSETS

Cash and due from banks                                       $  16,933     $  17,771
Interest bearing deposits - Federal Home Loan Bank of Boston     20,448        24,239

Securities held to maturity
 (Market value $7,985 at September 30, 1996)                      8,000
Securities available for sale, at market value                   93,356        95,016
Stock in Federal Home Loan Bank of Boston                         3,215         3,215

Loans                                                           200,748       192,354
 Less: Unearned income                                           (2,244)       (2,356)
       Allowance for possible loan losses                        (3,842)       (3,704)
							      ---------     ---------
       Net Loans                                                194,662       186,294

Premises and equipment                                           10,873         9,937
Other real estate owned                                           1,651         2,691
Other assets                                                      8,008         7,251
							      ---------     ---------
							      $ 357,146     $ 346,414
							      =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits                                     $ 267,075     $ 255,208
Noninterest-bearing deposits                                     32,713        31,922
							      ---------     ---------
       Total Deposits                                           299,788       287,130

Securities sold under agreements to repurchase                   23,744        26,189
Long-term debt                                                      700           728
Other liabilities                                                 2,687         2,578
							      ---------     ---------
       Total Liabilities                                        326,919       316,625

Common stock, $1.00 par value; authorized 12,500,000 shares;
 issued 2,543,033 and 2,535,833 shares, respectively              2,543         2,536
Additional paid-in capital                                       19,247        19,218
							      ---------     ---------
								 21,790        21,754
Unrealized gain (loss) on securities available for sale,
 net of related tax effects                                       1,274         1,630
Retained earnings                                                12,495        10,529
							      ---------     ---------
								 35,559        33,913

Less: Treasury stock, at cost, 568,091 and 500,252
      shares, respectively                                       (5,332)       (4,124)
							      ---------     ---------
       Total Stockholders' Equity                                30,227        29,789
							      ---------     ---------
							      $ 357,146     $ 346,414
							      =========     =========
	See accompanying notes to unaudited consolidated financial statements.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
			     CONSOLIDATED STATEMENTS OF EARNINGS



							       Three Months Ended       Nine Months Ended
								  September 30,           September 30,
							      ---------------------   ---------------------
($ in thousands, except per share data)                         1996        1995        1996        1995
							      ---------   ---------   ---------   ---------
								    (Unaudited)             (Unaudited)
Interest and dividend income:
 Interest on loans                                            $   4,558   $   4,622   $  13,361  $   13,705
 Interest on securities held to maturity                            129         124         255         533
 Interest on securities available for sale                        1,430       1,103       4,353       3,322
 Dividends on Federal Home Loan Bank of Boston stock                 53          54         155         168
 Dividends on equity securities available for sale                  106          43         306         105
 Other interest                                                     133         334         500         359
							      ---------   ---------   ---------   ---------
								  6,409       6,280      18,930      18,192
Interest expense:
 Savings deposits                                                 1,185       1,112       3,464       2,965
 Time deposits                                                    1,485       1,485       4,398       3,813
 Borrowed funds                                                     335         322         888       1,211
							      ---------   ---------   ---------   ---------
								  3,005       2,919       8,750       7,989
							      ---------   ---------   ---------   ---------
   Net interest income                                            3,404       3,361      10,180      10,203
Provision for possible loan losses                                  150         225         600         450
							      ---------   ---------   ---------   ---------
   Net interest income after provision for possible loan losses   3,254       3,136       9,580       9,753

Noninterest income:
 Mortgage service fees                                              173         194         511         545
 Net gains on sales of securities available for sale                186                     475         205
 Net gains on sales of loans                                        124         112         451         248
 Other                                                              373         310       1,077         885
							      ---------   ---------   ---------   ---------
								    856         616       2,514       1,883
Noninterest expense:
 Salaries and employee benefits                                   1,316       1,228       3,935       3,696
 Occupancy, net                                                     253         211         737         685
 Equipment                                                          252         168         739         563
 Other real estate owned                                             47          26         232         237
 Other                                                              763         797       2,176       2,455
							      ---------   ---------   ---------   ---------
								  2,631       2,430       7,819       7,636
							      ---------   ---------   ---------   ---------
 Earnings before income taxes                                     1,479       1,322       4,275       4,000
Applicable income taxes                                             504         458       1,470       1,435
							      ---------   ---------   ---------   ---------
    Net earnings                                              $     975   $     864   $   2,805   $   2,565
							      =========   =========   =========   =========

Weighted average common shares outstanding:
  Primary                                                     2,097,172   2,175,781   2,121,174   2,178,789
  Fully diluted                                               2,098,039   2,181,547   2,123,556   2,191,059

Net earnings per common share -primary                        $    0.46   $    0.40   $    1.32   $    1.18

Net earnings per common share -fully diluted                  $    0.46   $    0.40   $    1.32   $    1.17

	See accompanying notes to unaudited consolidated financial statements.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
		       CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY




							     Three Months Ended      Nine Months Ended
								September 30,           September 30,
							    ---------------------   ---------------------
($ in thousands)                                              1996        1995        1996        1995
							    ---------   ---------   ---------   ---------
								 (Unaudited)             (Unaudited)
Balance, beginning of period                                $  29,489   $  28,320   $  29,789   $  25,641

Net earnings                                                      975         864       2,805       2,565

Dividends declared on common stock,
 $.14 per share and $.42 per share, respectively,
 for the three and nine months ended September 30, 1996
 and $.12 per share and $.36 per share, respectively,
 for the three and nine months ended September 30, 1995          (276)       (248)       (839)       (745)

Stock options exercised                                                                    36

Purchase of treasury stock                                       (451)       (107)     (1,208)       (330)

Decrease in unearned compensation -ESOP                                        21                      64

Increase (decrease) in net unrealized gains on
 securities available for sale, net of related tax effects        490         423        (356)      2,078
							    ---------   ---------   ---------   ---------
Net change in stockholders' equity                                738         953         438       3,632
							    ---------   ---------   ---------   ---------
Balance, end of period                                      $  30,227   $  29,273   $  30,227   $  29,273
							    =========   =========   =========   =========

	See accompanying notes to unaudited consolidated financial statements.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
				PART I - FINANCIAL INFORMATION
				ITEM 1 - FINANCIAL STATEMENTS
			    CONSOLIDATED STATEMENTS OF CASH FLOWS

								       Three Months Ended       Nine Months Ended
									  September 30,           September 30,
								      ---------------------   ---------------------
Increase (decrease) in cash  (In Thousands)                             1996        1995        1996        1995
								      ---------   ---------   ---------   ---------
									   (Unaudited)             (Unaudited)
Cash flows from operating activities:

 Net earnings                                                         $     975   $     864   $   2,805   $   2,565
 Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities
  Provision for possible loan losses                                        150         225         600         450
  Provision for depreciation and amortization                               329         288         935         876
  Net accretion on securities                                               (13)        (18)        (48)       (107)
  Realized gains on sales of securities available for sale                 (186)                   (475)       (205)
  Loans originated for sale                                              (7,997)     (5,880)    (24,249)    (20,664)
  Proceeds from sales of loans originated for sale                        6,860       6,723      24,569      21,019
  Realized gains on sales of loans                                         (124)       (112)       (451)       (248)
  Realization of unearned income                                            (47)        (74)       (112)       (446)
  Provision for loss on other real estate owned                              15                     101         203
  Realized gains on sales of other real estate owned                        (53)        (20)        (80)       (159)
  Deferred income taxes                                                     203          14          67         142
  (Increase) decrease in other assets                                      (541)        680        (815)      1,009
  Increase (decrease) in other liabilities                                   51         332         195        (106)
  Decrease in unearned compensation-ESOP                                                 21                      64
								      ---------   ---------   ---------   ---------
   Net cash provided by (used in) operating activities                     (378)      3,043       3,042       4,393

Cash flows from investing activities:

 Purchase of securities held to maturity                                                         (8,000)
 Proceeds from maturities of securities held to maturity                             12,500                  12,500
 Proceeds from sale of securities available for sale                        510                  17,526         656
 Proceeds from maturities of securities available for sale               19,000       3,000      31,000       5,998
 Purchase of securities available for sale                               (1,386)     (7,318)    (46,884)    (10,875)
 Loan (originations) repayments, net                                     (4,389)      4,548      (9,655)      1,674
 Purchase of premises and equipment                                        (249)       (224)     (1,557)       (665)
 Advances made on other real estate owned                                                                       (22)
 Proceeds from sales of other real estate owned                             508         663       1,949       2,582
 Net (increase) decrease in interest-bearing deposits with
  Federal Home Loan Bank of Boston                                      (20,447)    (25,737)      3,791     (32,089)
 Other cash used in investing activities                                    (67)                   (256)         (6)
								      ---------   ---------   ---------   ---------
   Net cash used in investing activities                                 (6,520)    (12,568)    (12,086)    (20,247)

Cash flows from financing activities:

 Net increase in time certificates of deposit                             3,989       1,878       3,779      30,630
 Net increase in demand, NOW, regular savings and
  money market deposit accounts                                           2,378       7,711       8,879      13,638
 Net increase (decrease) in securities sold
  under agreements to repurchase                                          2,355         491      (2,445)     (1,359)
 Net decrease in short-term borrowings                                   (4,704)                            (20,904)
 Payments of long-term borrowings                                           (10)                    (28)         (2)
 Repayment of liability relating to ESOP                                                (21)                    (64)
 Proceeds from exercise of stock options                                                             36
 Purchase of treasury stock                                                (451)       (107)     (1,208)       (330)
 Dividends paid on common stock                                            (280)       (249)       (807)       (751)
								      ---------   ---------   ---------   ---------
   Net cash provided by financing activities                              3,277       9,703       8,206      20,858
								      ---------   ---------   ---------   ---------
   Net increase (decrease) in cash and due from banks                    (3,621)        178        (838)      5,004
Cash and due from banks at beginning of period                           20,554      14,081      17,771       9,255
								      ---------   ---------   ---------   ---------
   Cash and due from banks at end of period                           $  16,933   $  14,259   $  16,933   $  14,259
								      =========   =========   =========   =========
	See accompanying notes to unaudited consolidated financial statements.


		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			Part I - Financial Information
			Item 1.   Financial Statements
	     Notes to Unaudited Consolidated Financial Statements
			     September 30, 1996

NOTE 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended
September 30, 1996 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1995.

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

	The amortized cost, estimated market value and carrying value of securities at September 30, 1996 and December 31, 1995 were as follows:

					    Amortized      Estimated       Carrying
AT SEPTEMBER 30, 1996                          Cost       Market Value      Value
					   ------------   ------------   ------------
							 (In Thousands)
SECURITIES HELD TO MATURITY
  US Government agency obligations          $   8,000      $   7,985      $   8,000
					    ---------      ---------      ---------
    Total securities held to maturity       $   8,000      $   7,985      $   8,000
					    =========      =========      =========
SECURITIES AVAILABLE FOR SALE
  US Treasury obligations                   $  33,836      $  33,828      $  33,828
  US Government agency obligations             44,748         44,220         44,220
  Other corporate obligations                   3,498          3,482          3,482
  Mutual Fund                                   3,168          3,165          3,165
  Marketable equity securities                  6,177          8,661          8,661
					    ---------      ---------      ---------
    Total securities available for sale     $  91,427      $  93,356      $  93,356
					    =========      =========      =========

					    Amortized      Estimated       Carrying
AT DECEMBER 31, 1995                           Cost       Market Value      Value
					   ------------   ------------   ------------
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
					    =========      =========      =========

	 At September 30, 1996, US Treasury obligations with carrying and market values of $32,319,000 were pledged as collateral for securities sold under agreements to repurchase and government deposit accounts.

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

	Changes in the allowance for possible loan losses are as follows:

					    Three months ended    Nine months ended
					       September 30,         September 30,
					    -------------------   -------------------
					      1996       1995       1996       1995
					    --------   --------   --------   --------
							 (In Thousands)
Balance, beginning of period                $  3,701   $  3,725   $  3,704   $  4,230
Provision for possible loan losses               150        225        600        450
Loans charged off                               (117)      (415)      (940)    (1,250)
Recoveries of loans previously charged off       108         21        478        126
					    --------   --------   --------   --------
Balance, end of period                      $  3,842   $  3,556   $  3,842   $  3,556
					    ========   ========   ========   ========

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

	The following presents information on impaired loans at September 30, 1996 or for the three and nine months ended September 30, 1996:

								      (In Thousands)
Recorded investment in impaired loans at September 30, 1996               $  917
									=========
Average year-to-date recorded investment in impaired loans                $  569
									=========
Impaired loans with specific loss allowances at September 30, 1996        $  917
									=========
Loss allowances reserved on impaired loans at September 30, 1996          $  323
									=========
Income recognized on impaired loans during
   the three months ended September 30, 1996                                   0
									=========
Income recognized on impaired loans during
   the nine months ended September 30, 1996                               $    4
									=========

	The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income.

NOTE 4. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

						 Three months ended     Nine months ended
						    September 30,         September 30,
						 -------------------   -------------------
						   1996       1995       1996       1995
						 --------   --------   --------   --------
							      (In Thousands)
Cash paid for interest                           $  3,191   $  2,898   $  8,764   $  7,864
Income taxes paid                                     200        375      1,300      1,375
Non-cash investing activities:
  Real estate acquired in settlement of loans         148        892        930      1,771


NOTE 5. ACCOUNTING CHANGES

	In May 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 122, "Accounting for Mortgage Servicing Rights" ("SFAS No. 122"). SFAS No. 122 is effective for years beginning after December 15, 1995 and requires that mortgage banking enterprises recognize as separate assets the right to service mortgage loans regardless of whether such rights are obtained through the direct purchase of servicing rights or from the origination of mortgage loans intended to be sold with servicing retained. SFAS No. 122 also requires assessments of capitalized servicing rights for impairment based on the fair value of those rights. As required, the Company prospectively adopted SFAS No. 122 effective January 1, 1996.
The impact of adopting this statement was to increase gains on sales of loans by $60,000 and $218,000, respectively, for the three and nine months ended September 30, 1996, as a result of capitalizing servicing rights in connection with loans originated for sale. This resulted in an increase to net earnings for the three and nine months ended September 30, 1996 of $40,000 and $144,000, respectively, or $.02 and $.07, respectively, per common share.

NOTE 6. OTHER NONINTEREST EXPENSE

	Included in other noninterest expense for the three and nine months ended September 30, 1996 is $187,000 relating to a special one-time deposit insurance assessment by the Federal Deposit Insurance Corporation ("FDIC") on the Company's Savings Association Insurance Fund ("SAIF") assessable Oakar deposits, as a result of legislation signed by the President on September 30, 1996 to recapitalize the SAIF.



		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			Part I - Financial Information
	      Item 2.  Management's Discussion and Analysis of
	       Financial Condition and Results of Operations
			     September 30, 1996


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

FINANCIAL CONDITION

	Total assets increased by $10,732,000 or 3.10%, from $346,414,000 at December 31, 1995 to $357,146,000 at September 30, 1996. The increase in total assets related primarily to net loans, which increased $8,368,000, with most of the remaining changes made up of changes in other interest earning assets, with securities held to maturity increasing $8,000,000, securities available for sale decreasing $1,660,000 and interest bearing deposits with the Federal Home Loan Bank of Boston decreasing $3,791,000.

	The increase in net loans of $8,368,000, from $186,294,000 at December 31, 1995 to $194,662,000 at September 30, 1996, reflects strengthening loan demand in the commercial real estate sector of the market during the second quarter of 1996, as well as an increase in the demand for adjustable rate residential real estate loans in the second and third quarters of 1996. Adjustable rate residential real estate loans are held by the Company in its loan portfolio.

	The increase in assets was primarily funded by proceeds from an increase in deposits of $12,658,000 from $287,130,000 at December 31, 1995 to $299,788,000 at September 30, 1996, less a decrease in securities sold under agreements to repurchase of $2,445,000 from $26,189,000 at December 31, 1995 to $23,744,000 at September 30, 1996. The deposit increase was comprised of an increase in interest bearing deposits of $11,867,000 and an increase in noninterest bearing deposits of $791,000.

	Stockholders' equity increased by $438,000 during the first nine months of 1996, from $29,789,000 at December 31, 1995, to $30,227,000 at
September 30, 1996. The increase was due to $2,805,000 of net earnings and $36,000 relating to the issuance of common stock upon the exercise of common stock options, partially offset by $839,000 of common stock dividends declared, $1,208,000 in repurchases of treasury stock, and a $356,000 decrease in unrealized gains on securities available for sale, net of related tax effects.


Stock Repurchase Program

	On June 14, 1994, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 9% of its outstanding common shares from time to time. Shares repurchased under the Program may be held in treasury, retired or used for general corporate purposes. Effective August 13, 1996, the Company successfully completed the repurchase of its stock under this Program.

	On August 13, 1996, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% of its outstanding common shares from time to time. Shares repurchased under the Program may be held in treasury, retired or used for general corporate purposes. As of September 30, 1996, the Company has repurchased 3,000 shares under the Program, representing 0.15% of common shares outstanding at August 13, 1996.

RESULTS OF OPERATIONS

Net Earnings

	Net earnings for the three and nine months ended September 30, 1996 were $975,000 and $2,805,000, compared to $864,000 and $2,565,000 for the three and nine months ended September 30, 1995. Net earnings for the three and nine months ended September 30, 1996, increased 12.85% and 9.36%, respectively, over net earnings for the three and nine months ended September 30, 1995. Earnings per common share for the three and nine months ended September 30, 1996 were $0.46 and $1.32, compared to $0.40 and $1.18 ($0.40 and $1.17 fully diluted) for the three and nine months ended September 30, 1995. The increase in net earnings for the three months ended September 30, 1996, compared to the three months ended September 30, 1995, was primarily due to a slight increase in net interest income, an increase in noninterest income and a decrease in the provision for possible loan losses, partially offset by an increase in noninterest expense, as further discussed below. The increase in net earnings for the nine months ended September 30, 1996, compared to net earnings for the nine months ended September 30, 1995, was primarily due to an increase in noninterest income, partially offset by a slight decrease in net interest income and increases in the provision for possible loan losses and noninterest expense, as further discussed below.

Interest and Dividend Income

	Interest and dividend income for three and nine months ended September 30, 1996 was $6,409,000 and $18,930,000, compared to $6,280,000 and $18,192,000 for the corresponding periods in 1995. Average interest earning assets for the three and nine months ended September 30, 1996 were $317,405,000 and $312,280,000, respectively, and for the three and nine months ended September 30, 1995 were $302,223,000 and $290,170,000, respectively. The yield on interest earning assets was 8.03% and 8.10%, respectively, for the three and nine months ended September 30, 1996, compared to 8.31% and 8.36%, respectively, for the same periods in 1995.

	The increase in interest and dividend income for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 is primarily attributable to an increase in average interest earning assets for 1996 compared to 1995, partially offset by lower yields on interest earning assets. The lower yields in 1996 compared to 1995, are primarily the result of a larger percentage of interest earning assets being comprised of lower yielding securities and interest earning investments rather than higher yielding loans.



Interest Expense

	Interest expense for the three and nine months ended September 30, 1996 was $3,005,000 and $8,750,000, compared to $2,919,000 and $7,989,000 for the corresponding periods in 1995. Average interest bearing liabilities for the three and nine months ended September 30, 1996 were $292,369,000 and $286,372,000, respectively, and for the three and nine months ended September 30, 1995 were $275,747,000 and $265,558,000, respectively. The rates paid on interest bearing liabilities were 4.09% and 4.08%, respectively, for the three and nine months ended September
30, 1996, compared to 4.24% and 4.01%, respectively, for the same periods in 1995.

	The increase in interest expense for the three and nine months ended September 30, 1996 compared to the same periods in 1995 is primarily due to an increase in the average balance of interest bearing liabilities coupled with an increase in the interest rates paid on these liabilities for the nine months ended September 30, 1996 compared to the same period in 1995, and partially offset by a decrease in the rates paid on these liabilities for the three months ended September 30, 1996 compared to the same period in 1995.

Net Interest Income

	Net interest income was fairly stable, increasing by $43,000 for the three months ended September 30, 1996 compared to the same period in 1995 and decreasing by $23,000 for the nine months ended September 30, 1996 compared to the same period in 1995. Interest rate spreads and the net yield on interest earning assets were lower during the three and nine months ended September 30, 1996 compared to the same periods in 1995, as the yields realized on interest earning assets decreased during the three and nine months ended September 30, 1996 compared to the same periods in 1995 and the rates paid for interest bearing liabilities decreased for the three months ended September 30, 1996 compared to the same period in 1995 and increased for the nine months ended September 30, 1996 compared to the same period in 1995. However, the increase in the volume of average interest earning assets, which yielded a higher rate than the interest bearing liabilities, offset the impact of the lower interest rate spreads and net yield on interest earning assets. The Company's interest rate spread was 3.94% and 4.01%, for the three and nine months ended September 30, 1996, compared to 4.07% and 4.35% for the three and nine months ended September 30, 1995. The net yield on interest earning assets for the three and nine months ended September 30, 1996 was 4.27% and 4.35%, compared to 4.45% and 4.70% for the three and nine months ended September 30, 1995.

 Provision for Possible Loan Losses

	The provision for possible loan losses for the three and nine months ended September 30, 1996 was $150,000 and $600,000, compared to $225,000 and $450,000 for the three and nine months ended September 30, 1995. The increase in the provision for the nine months ended September 30, 1996 and the decrease in the third quarter, compared to the same periods in 1995, related primarily to management's overall evaluation of the loan portfolio, as well as their evaluation of the adequacy of the level of the allowance in relation to nonperforming loans and total loans.

	Nonperforming loans totaled $2,128,000 at September 30, 1996, an increase of $330,000 from $1,798,000 at December 31, 1995. The level of net charge-offs for the three and nine months ended September 30, 1996 was $9,000 and $462,000, compared to $394,000 and $1,124,000, for the corresponding periods a year ago.

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

Noninterest Income

	Noninterest income for the three and nine months ended September 30, 1996 totaled $856,000 and $2,514,000, compared to $616,000 and $1,883,000 for the same periods in 1995. The significant changes in the components of noninterest income for the three and nine months ended September 30, 1996 compared to the same periods in 1995 were primarily deposit account fees and service charges of $209,000 and $645,000, respectively for the three and nine months ended September 30, 1996 compared to $201,000 and $580,000, respectively, for the three and nine months ended September 30, 1995, net gains on sales of securities available for sale of $186,000 and $475,000 for the three and nine months ended September 30, 1996, compared to $0 and $205,000 for the three and nine months ended September 30, 1995 and net gains on sales of loans of $124,000 and $451,000 for the three and nine months ended September 30, 1996, compared to $112,000 and $248,000 for the three and nine months ended September 30, 1995. The increase in net gains on sales of loans in the three and nine months ending September 30, 1996 compared to the same periods in 1995, relates primarily to the adoption of SFAS No. 122, Accounting for Mortgage
Servicing Rights, which increased the net gains on sales of loans by $60,000 and $218,000, respectively, as well as the increased volume in the sale of loans into the secondary mortgage market during the first quarter of 1996, compared to the first quarter of 1995, as a result of residential real estate borrowers refinancing their adjustable rate loans into fixed rate loans to take advantage of the low interest rate environment. The Company generally sells its fixed rate residential real estate loans in the secondary mortgage market and holds the adjustable rate loans in its portfolio.

Noninterest Expense

	Noninterest expense for the three and nine months ended September 30, 1996 totaled $2,631,000 and $7,819,000, compared to $2,430,000 and
$7,636,000 for the same periods a year earlier. The increase for the three and nine months ended September 30, 1996, compared to 1995 relates primarily to salaries and benefit expenses of $1,316,000 and $3,935,000 for the three and nine months ended September 30, 1996, compared to $1,228,000 and $3,696,000 for the three and nine months ended September 30, 1995, occupancy and equipment expenses of $505,000 and $1,476,000 for the three and nine months ended September 30, 1996, compared to $379,000 and $1,248,000 for the same periods in 1995, and a $187,000 special one-time deposit insurance assessment by the Federal Deposit Insurance Corporation ("FDIC") on the Company's Savings Association Insurance
Fund ("SAIF") assessable Oakar deposits, as a result of legislation signed by the President on September 30, 1996 to recapitalize the SAIF, partially offset by a reduction in advertising expense of $41,000 and $143,000 for the three and nine months ending September 30, 1996 and a decrease for the three and nine months ended September 30, 1996 of $137,000 and $365,000 associated with FDIC insurance premiums, exclusive of the special deposit insurance assessment on the Company's SAIF assessable Oakar deposits. The increase in salaries and benefits expense relates to normal salary adjustments, an increase in full time equivalent employees to 137 from 133, in part due to the opening of a new branch office in downtown Portsmouth, New Hampshire in April of 1996 and higher salary costs associated with loan origination. The increase in occupancy and equipment expense relates primarily to higher depreciation and maintenance of equipment costs, as a result of the Company upgrading its data processing systems during the third quarter of 1995. The decrease in FDIC insurance premiums, exclusive of the special deposit insurance assessment on the Company's SAIF assessable Oakar deposits, to $24,000 and $73,000, respectively, for the three and nine months ended September 30, 1996, compared to $161,000 and $438,000, respectively, for the three and nine months ended September 30, 1995, relates to lower deposit insurance premiums charged by the FDIC, since the Bank Insurance Fund surpassed its congressionally mandated reserve ratio of 1.25 percent of insured deposits in May of 1995. The decrease in FDIC deposit insurance premiums commenced in the third quarter of 1995. A portion of the Company's deposits are Oakar deposits (approximately $42,400,000 at December 31, 1995) which are insured by the FDIC through the SAIF. As a result of legislation signed by the President on September 30, 1996, the Company expensed $187,000 in the third quarter of 1996, relating to a special one-time deposit insurance assessment by the FDIC on the Company's SAIF assessable Oakar deposits.

Income Taxes

	Income taxes for the three and nine months ended September 30, 1996 were $504,000 and $1,470,000, compared with $458,000 and $1,435,000 for the same periods in 1995.

Risk Elements

	Total nonperforming loans increased from $1,798,000 or .93% of total loans, at December 31, 1995, to $2,128,000 or 1.06% of total loans, at September 30, 1996. During the same period, other real estate owned, declined from $2,691,000 to $1,651,000. The allowance for possible loan losses as a percent of total nonperforming loans was 180.55% at September 30, 1996, compared with 206.01% at December 31, 1995.

	As shown in the following table, nonperforming assets as a percentage of total assets were 1.06% and 1.30%, as of September 30, 1996 and December 31, 1995, respectively.

					    September 30, 1996   December 31, 1995
					    ------------------   -----------------
						       ($ in Thousands)
Loans 90 days or more past due
 and still accruing                                 $        0          $        0
						    ==========          ==========

Nonaccrual/nonperforming loans                      $    2,128          $    1,798

Other real estate owned                                  1,651               2,691
						    ----------          ----------

  Total nonperforming assets                        $    3,779          $    4,489
						    ==========          ==========

Allowance for possible loan losses                  $    3,842          $    3,704

Nonperforming loans as a percent of total loans          1.06%               0.93%

Allowance for possible loan losses
 as a percent of total nonperforming loans             180.55%             206.01%

Nonperforming assets as a percent of total assets        1.06%               1.30%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At September 30, 1996, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $700,000, with an additional available borrowing capacity of approximately $166,815,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $20,448,000 and securities available for sale were $93,356,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $89,530,000, all of which have remaining maturities of less than five years and a weighted-average maturity of approximately twenty four months. In addition, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at September 30, 1996 and December 31, 1995.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At September 30, 1996 and December 31, 1995, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at September 30, 1996, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At September 30, 1996 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

					  September 30, 1996
					 ---------------------
						     Subsidiary
					  Company      Bank
					 ---------   ---------
Tier I leverage capital                      7.57%       7.32%

Tier I capital to risk-weighted assets      14.58%      14.10%

Total capital to risk-weighted assets       15.67%      15.20%


			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
		CONSOLIDATED QUARTERLY AVERAGE BALANCES AND INTEREST RATES
				  (dollars in thousands)


							     1996 QTD                            1995 QTD
				       ----------------------------------------------------  ----------------
					Third Quarter     Second Quarter    First Quarter     Fourth Quarter
				       Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 192,119  9.44%  $ 183,823  9.55%  $ 184,293  9.69%  $ 185,279  9.98%
 Securities and
  interest earning investments           125,286  5.88%    125,097  6.04%    126,167  5.87%    124,825  5.67%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         317,405  8.03%    308,920  8.13%    310,460  8.13%    310,104  8.24%

 Noninterest earning assets               37,006            35,570            34,481            33,967
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 354,411         $ 344,490         $ 344,941         $ 344,071
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 157,093  3.00%  $ 155,830  2.93%  $ 153,937  2.99%  $ 151,261  3.13%
 Time Deposits                           106,790  5.53%    105,344  5.44%    105,626  5.67%    105,370  5.75%
 Other borrowed funds                     28,486  4.68%     21,745  4.98%     24,198  4.72%     23,425  4.85%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         292,369  4.09%    282,919  4.02%    283,761  4.14%    280,056  4.26%

 Noninterest bearing deposits             30,303            29,410            27,953            30,139
 Other liabilities                         1,905             2,089             2,240             4,113
 Stockholders' equity                     29,834            30,072            30,987            29,763
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 354,411         $ 344,490         $ 344,941         $ 344,071
				       =========         =========         =========         =========

Interest rate spread                              3.94%             4.11%             3.99%             3.98%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  25,036  4.27%  $  26,001  4.45%  $  26,699  4.33%  $  30,048  4.39%
				       =========  =====  =========  =====  =========  =====  =========  =====

							     1995 QTD                            1994 QTD
				       ----------------------------------------------------  ----------------
					Third Quarter     Second Quarter     First Quarter      Fourth Quarter
				       Avg. bal.  Rate    Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 188,123  9.83%  $ 190,713  9.79%  $ 187,370  9.43%  $ 187,882  8.88%
 Securities and
  interest earning investments           114,100  5.81%     95,953  5.87%     94,023  6.05%     96,737  6.03%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         302,223  8.31%    286,666  8.48%    281,393  8.30%    284,619  7.91%

 Noninterest earning assets               32,349            31,696            29,593            30,530
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 334,572         $ 318,362         $ 310,986         $ 315,149
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 145,659  3.05%  $ 139,481  2.90%  $ 134,158  2.51%  $ 146,515  2.36%
 Time Deposits                           105,489  5.63%    101,166  5.36%     84,671  4.60%     74,446  4.01%
 Other borrowed funds                     24,599  5.24%     21,569  5.56%     39,692  5.94%     36,911  5.66%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         275,747  4.24%    262,216  4.07%    258,521  3.72%    257,872  3.31%

 Noninterest bearing deposits             28,083            26,996            25,467            28,876
 Other liabilities                         1,961             1,484               880             1,617
 Stockholders' equity                     28,781            27,666            26,118            26,784
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 334,572         $ 318,362         $ 310,986         $ 315,149
				       =========         =========         =========         =========

Interest rate spread                              4.07%             4.41%             4.58%             4.60%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  26,476  4.45%  $  24,450  4.76%  $  22,872  4.88%  $  26,747  4.92%
				       =========  =====  =========  =====  =========  =====  =========  =====



		GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
			Part II - Other Information
			    September 30, 1996

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

					GRANITE STATE BANKSHARES, INC.



					/s/ Charles W. Smith
					____________________________
Dated :   November 5, 1996              By:     Charles W. Smith
						Chairman and
						Chief Executive Officer


					/s/ William G. Pike
					_____________________________
Dated :   November 5,  1996             By:     William G. Pike
						Executive Vice President and
						Chief Financial Officer