Form 10KSB
period 1996-12-31
GRANITE STATE BANKSHARES INC
filed 1997-03-27
CIK 792360

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                 FORM 10-KSB

                    Annual Report Pursuant to 13 or 15 (d)
                    of the Securities Exchange Act of 1934

For the fiscal year ended                          Commission File No. 0-14895
DECEMBER 31, 1996

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

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. (X)

      Issuer's revenues for its fiscal year ended December 31, 1996 were $28,731,000.

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing bid price of March 17, 1997, was $40,846,493. For purposes of this calculation, the affiliates of the Registrant include its directors and executive officers. Although such directors and executive officers of the Registrant performing policy-making functions were assumed to be "affiliates" of the Registrant, this classification is not to be interpreted as an admission of such status.

      As of March 17, 1997, the number of shares of the Registrant's common stock outstanding of record (exclusive of treasury shares) was 2,019,016.

                             DOCUMENTS INCORPORATED
                                  BY REFERENCE


      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Annual
Report on Form 10-KSB:


Document                                Part
--------                                ----
Annual Report to Stockholders for       Part I, Item 1 (c) (5),
the year ended December 31, 1996        "Statistical Information"


                                        Part II, Item 6,
                                        "Management's Discussion and
                                        Analysis or Plan of Operation"


                                        Part II, Item 7,
                                        "Financial Statements"


Proxy Statement for the 1997            Part III, Item 9,
Annual Meeting of Stockholders          "Directors, Executive Officers
                                        Promoters and Control Persons,
                                        Compliance with Section 16(a)
                                        of the Exchange Act


                                        Part III, Item 10,
                                        "Executive Compensation"


                                        Part III, Item 11,
                                        "Security Ownership of Certain
                                        Beneficial Owners and
                                        Management"


                                        Part III, Item 12,
                                        "Certain Relationships and
                                        Related Transactions"

                  FORM 10-KSB ANNUAL REPORT -- TABLE OF CONTENTS

                                    PART I

                                                                        Page
Item 1. Description of Business                                         5


   a.   General Development of Business                                 5
   b.   Financial Information About Industry Segments                   5
   c.   Narrative Description of Business                               5

      1.   General Description of Business                              5
      2.   Regulation & Supervision                                     6
      3.   Monetary Policies                                            10
      4.   Employees                                                    11
      5.   Statistical Information                                      11

         A.   Distribution of Assets, Liabilities, and
              Stockholders' Equity;  Interest Rates
              and Interest Differential                                 11
         B.   Rate/Volume Analysis                                      11
         C.   Investment Portfolio                                      11
         D.   Loan Portfolio                                            14
         E.   Maturity of Loans                                         14
         F.   Nonperforming Loans and Assets                            15
         G.   Summary of Loan Loss Experience and
              Allocation of the Allowance for Possible
              Loan Losses                                               16
         H.   Risks Associated with Commercial Real Estate,
              Commercial and Construction Loans                         19
         I.   Deposits                                                  19
         J.   Maturities of Time Deposits                               20
         K.   Return on Equity and Assets                               20
         L.   Borrowings                                                20
         M.   Competition                                               21
         N.   Subsidiaries                                              21

   d.   Financial Information About Foreign and Domestic Operations
        and Export Sales                                                21

Item 2. Description of Property                                         22
Item 3. Legal Proceedings                                               22

Item 4. Submission of Matters to a Vote of Security Holders             22

Additional Item Executive Officers                                      23

                                   PART II

                                                                        Page
Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                                     24

   a.   Market Information                                              24
   b.   Holders                                                         24
   c.   Dividends                                                       24

Item 6. Management's Discussion and Analysis or Plan of Operation       25

Item 7. Financial Statements                                            25

   a.   Financial Statements Required by Regulation S-X                 25
   b.   Supplementary Financial Information                             25

      1.   Selected Quarterly Financial Data                            25
      2.   Information on the Effects of Changing Prices                25
      3.   Information About Oil and Gas Producing Activities           25

Item 8. Changes In and Disagreements with Accountants on Accounting
        and Financial Disclosure                                        25

                                   PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons,
        Compliance with Section 16(a) of the Exchange Act               26

Item 10. Executive Compensation                                         26

Item 11. Security Ownership of Certain Beneficial Owners and Management 26

Item 12. Certain Relationships and Related Transactions                 26

Item 13. Exhibits and Reports on Form 8-K                               26

   a.   List of Documents filed as Part of this Report                  26

      1.   Financial Statements                                         26
      2.   Financial Statement Schedules                                27

   b.   Reports on Form 8-K                                             27
   c.   Exhibits                                                        28

Signatures                                                              29

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

      In July of 1987, the Granite Bank of Amherst opened for business as a state-chartered guaranty (stock) savings bank, and was the result of the purchase from the Amoskeag Bank of their Amherst branch office. In June of 1989 it was merged into the First
National Bank of Peterborough under the name of Granite Bank, N.A.
In March of 1990 Granite Bank, N.A. was merged into Granite Bank.

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

      The Company's distribution network for its services is comprised of its main office in Keene, full-service banking offices in Portsmouth, Durham, Peterborough, Amherst, Milford and Chesterfield and 23 automatic teller machines ("ATMs") located in Chesterfield, Keene, Swanzey, Peterborough, Amherst, Milford, Durham and
Portsmouth.

         (2)   Regulation and Supervision

General
-------
      Granite State is a registered bank holding company under the Bank Holding Company Act of 1956 ("BHCA"), and as such, is subject to regulation by the Federal Reserve Board ("FRB"). Granite Bank is a
New Hampshire-chartered commercial bank, the deposit accounts of which are insured by the FDIC. As such, it is subject to the regulation, supervision and examination of the New Hampshire Bank
Commissioner ("Commissioner") and the FDIC.  See "New Hampshire
Law" and "Insurance of Deposits".  It is a member of the Federal
Home Loan Bank of Boston ("FHLB").

New Hampshire Law
-----------------
      As a New Hampshire-chartered commercial bank, Granite Bank is subject to the applicable provisions of state law and the regulations adopted thereunder by the Commissioner. Granite Bank derives its lending and investment powers from New Hampshire law and is subject to periodic examination by and reporting requirements of the Commissioner, who also has specific statutory jurisdiction over certain banking activities, mergers and the creation of new powers. The Commissioner has authority to take various enforcement actions against banks, or bank directors or officers, that engage in violations of law or unsafe or unsound practices. The Commissioner also may appoint a receiver or conservator for a bank under certain circumstances.

      The Bank is required under New Hampshire law to maintain a reserve of the lesser of not less than 12% of the amount of demand deposits and 5% of the amount of time and savings deposits in cash or in specified short-term investments, or the reserve requirements established by the FRB. At December 31, 1996 this requirement was satisfied.

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

      The Bank pays assessments to the Commissioners office to support its operations. In 1996, these assessments totaled $6,425.

Federal Deposit Insurance Corporation
-------------------------------------

Safety and Soundness Regulations
--------------------------------
      The federal regulatory agencies, including the FDIC, were required to prescribe standards for depository institutions under their jurisdiction relating to a variety of operating matters such as internal controls, information systems and internal audit systems, loan documentation and credit underwriting, interest rate risk exposure, asset growth and quality and employee compensation. The federal banking agencies have adopted a final rule containing Interagency Guidelines Prescribing Standards for Safety and Soundness ("Guidelines") to implement safety and soundness standards required under the Federal Deposit Insurance Act. The Guidelines set forth the safety and soundness standards that the federal banking agencies use to identify and address problems at insured depository institutions before capital becomes impaired. The standards set forth in the Guidelines address internal controls and information systems; internal audit systems; credit underwriting; loan documentation; interest rate risk exposure; asset growth; and compensation, fees and benefits. If the appropriate federal banking agency determines that an institution fails to meet any standard prescribed by the Guidelines, the agency may require the institution to submit to the agency an acceptable plan to achieve compliance with the standard, as required by the Federal Deposit Insurance Act. The final rule establishes deadlines for the submission and review of such safety and soundness compliance plans when such plans are required.

Investment Authority
--------------------
      The FDIC regulations restrict investments by and activities of insured state banks such as the Bank. Effective December 19, 1992, neither state banks nor their subsidiaries may engage in activities, as principal, not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is and continues to comply with applicable federal capital standards. Additionally, subject to exceptions for majority-owned subsidiaries and certain other limited exceptions, state banks may not acquire or retain any equity investment of a type or in an amount not permissible for national banks. The Federal Deposit Insurance Act does contain a partial exception from these requirements for stock and mutual fund ownership by banks which were authorized to make such investments by state law and had made such investments during a specified time period. The Bank believed it qualified for the exception and applied to the FDIC for approval. During 1993, the Bank received approval from the FDIC to invest in equity securities listed on a national exchange and registered shares of mutual funds, which are otherwise impermissible investments for national banks, in an amount not to exceed 100 percent of its Tier 1 capital, which amounted to $26,501,000 at December 31, 1996.

Capital Requirements
--------------------
      The FDIC has issued regulations that require Bank Insurance Fund-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMELS Rating of 1 (the highest rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 1% to 2%. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights and purchased credit card relationships), identified losses and investments in certain subsidiaries. At December 31, 1996, the Bank's ratio of core capital to average total assets equaled 7.32%, which exceeded the minimum leverage requirement.

      The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.00%. In determining the amount of risk-weighted assets, all assets, including certain off balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage capital requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses includable in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1996, the Bank met its risk based capital requirements with a core risk-based capital to risk-weighted assets ratio of 13.03% and a total risk-based capital to risk-weighted assets ratio of 14.14%.

Prompt Corrective Action Regulations
------------------------------------
      Effective December 19, 1992, the regulatory agencies, including the FDIC, were required to take certain supervisory actions against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The regulations generally require subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2% of assets, which appointment is to be made within a maximum of 270 days after the threshold is reached. At December
31, 1996, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

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

Insurance of Deposits
---------------------
      The deposit accounts of the Bank are insured by the FDIC up to applicable limits, generally $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation, or the establishment or relocation of an office facility. The majority of the Bank's deposits are insured by the Bank Insurance Fund ("BIF"). Approximately 12% of the
Bank's deposits are OAKAR deposits, which are deposits purchased from institutions previously insured by the Savings Association Insurance Fund ("SAIF").

      During 1996, the Bank paid annual insurance premiums of $73,000 compared with $283,000 in 1995.

      The FDIC has issued regulations which established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. Under the rule, the FDIC assigns an institution to one of three capital categories consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. In view of the BIF's achieving a statutorily required capitalization ratio, the FDIC adopted a new assessment rate of 0 to 27 basis points per $100 of deposits.
Under that schedule, approximately 92% of BIF members paid the lowest assessment rate of 0 basis points (subject to a $2,000 minimum annual charge).

      Notwithstanding its status as a BIF-insured commercial bank, approximately 12% of the Bank's deposit base consists of OAKAR deposits, which are acquired SAIF deposits. These deposits are assessed at the premium rate applicable to SAIF institutions.

      On September 30, 1996, the President of the United States signed into law the Deposit Insurance Funds Act of 1996 (the "Funds
Act") which, among other things, imposed a special one-time assessment on SAIF deposits to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special
Assessment on the Bank's SAIF - assessable OAKAR deposits was recognized as an expense in the quarter ended September 30, 1996 and was paid by the Bank during the quarter ended December 31, 1996 and is generally tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $187,000.

      The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while
SAIF deposits will pay an estimated 6.4 basis points.   Full pro
rata sharing of the FICO payments between BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC recently lowered SAIF assessments to 0 to 27 basis points effective January, 1, 1997, a range comparable to that of BIF members. However, SAIF deposits will continue to be assessed at the higher FICO rate described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, or whether the BIF and SAIF will eventually be merged.

Federal Reserve System
----------------------
      Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the Bank's cost of funds. For most of 1996, these regulations required reserves of 3% of total transaction accounts of up to $52.0 million. Total transaction accounts amounting to over $52.0 million required a reserve of $1.6 million plus 10% (this rate is set by the FRB and can range from 8% to 14%) of that portion of total transaction accounts in excess of such amount. In addition, reserves in the amount of 3% must be maintained on non-personal money market deposit accounts. Institutions were permitted to designate and exempt $4.3 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with its reserve requirements at December 31, 1996. The Bank also has the authority to borrow from the Federal Reserve Board "discount window" to meet its short-term liquidity needs.

        During December, 1996, the amount of reservable liabilities exempt from reserve requirements was increased to $4.4 million and the level at which reservable liabilities would be subject to the 10% rate was lowered to $49.3 million. The effects of these recent actions will not have any significant impact on the Bank's liquidity and profitability.


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

      The Federal Reserve Board has issued guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks which are members of the Federal Reserve System. These capital requirements generally call for an 8 percent total capital ratio, of which 4 percent must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighting assets and off-balance sheet instruments according to their relative credit risks. In addition to the risk-based capital standard, bank holding companies such as the Company must maintain a minimum leverage ratio of Tier I capital to total assets of at least 4 percent, with Tier I capital for this purpose being defined consistent with the risk-based capital guidelines.
At December 31, 1996, Granite State had consolidated Tier I and total risk-based capital ratios of 13.14% and 14.23%, respectively and a leverage ratio of Tier I capital to average total assets of 7.50%.

Federal Home Loan Bank System
-----------------------------
      Granite Bank is a member of the FHLB of Boston, which is one of 12 regional Federal Home Loan Banks. The FHLB serves as a reserve or central bank for its members. It is funded primarily from proceeds derived from the sale of consolidated obligations of the Federal Home Loan Bank system. It makes advances (i.e., loans) to members in accordance with policies and procedures established by the Board of Directors of the FHLB. The Bank's membership in the FHLB is voluntary and can be terminated by the Bank at any time when its advances are paid.

      As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the aggregate of unpaid residential mortgage loan balances and the carrying value of mortgage-backed securities outstanding at the beginning of the year; 5% of FHLB advances outstanding; or 1% of 30% of total assets. As of December 31, 1996, Granite Bank held stock in the FHLB in the amount of $3,215,000.

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

         (4)   Employees

      As of December 31, 1996, Granite State and its subsidiary employed 133 full time equivalent officers and employees. Granite State considers relations with its employees to be satisfactory.
None of the employees of the Company or its subsidiary are represented by a collective bargaining group.

         (5)   Statistical Information

      The statistical information on Granite State set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

               (A)   Distribution of Assets, Liabilities, and
                     Stockholders' Equity;
                     Interest Rates and Interest Differential

      Information regarding the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential for each of the three years in the period ended December 31, 1996, on page 15 of the Annual Report to Stockholders for the year ended
December 31, 1996 are incorporated herein by reference.

               (B)    Rate/Volume Analysis

      Information regarding the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities attributable to changes in interest rates, changes in volume and changes attributable to rate and volume for each of the two years in the period ended December 31, 1996, on page 16 of the Annual Report to Stockholders for the year ended December 31, 1996 are incorporated herein by reference

               (C)    Investment Portfolio

      The Company follows Financial Accounting Standards Board Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Under SFAS No. 115, debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. The Company classifies its securities into three categories: held-to-maturity, available-for-sale and held for trading. The Company had no securities classified as trading securities at December 31, 1996, 1995 and 1994 and had no securities classified as held to maturity at December 31, 1995.

      The following table sets forth the amortized cost, unrealized gains and losses, and estimated market values of securities held to maturity and securities available for sale at December 31, 1996, 1995 and 1994.

                                          Amortized   Unrealized  Unrealized  Estimated
                                            Cost        Gains       Losses   Market Value
                                          ---------   ---------   ---------   ---------
                                                          (In Thousands)

SECURITIES HELD TO MATURITY
AT DECEMBER 31, 1996
  US Government agency obligations        $   9,500   $       4   $      11   $   9,493
                                          ---------   ---------   ---------   ---------
    Total securities held to maturity     $   9,500   $       4   $      11   $   9,493
                                          =========   =========   =========   =========

SECURITIES AVAILABLE FOR SALE
AT DECEMBER 31, 1996
  US Treasury obligations                 $  25,847   $      26   $      21   $  25,852
  US Government agency obligations           52,749          13         204      52,558
  Other corporate obligations                 5,476                      27       5,449
  Mutual Fund                                 5,239           5                   5,244
  Marketable equity securities                7,073       3,252           5      10,320
                                          ---------   ---------   ---------   ---------
    Total securities available for sale   $  96,384   $   3,296   $     257   $  99,423
                                          =========   =========   =========   =========

SECURITIES AVAILABLE FOR SALE
AT DECEMBER 31, 1995
  US Treasury obligations                 $  59,016   $     452   $      16   $  59,452
  US Government agency obligations           17,000           7                  17,007
  Other corporate obligations                 9,495                      51       9,444
  Mutual Fund                                 3,000           9                   3,009
  Marketable equity securities                4,036       2,077           9       6,104
                                          ---------   ---------   ---------   ---------
    Total securities available for sale   $  92,547   $   2,545   $      76   $  95,016
                                          =========   =========   =========   =========

SECURITIES HELD TO MATURITY
AT DECEMBER 31, 1994
  Other corporate obligations             $  15,499               $     239   $  15,260
                                          ---------   ---------   ---------   ---------
    Total securities held to maturity     $  15,499   $       0   $     239   $  15,260
                                          =========   =========   =========   =========

SECURITIES AVAILABLE FOR SALE
AT DECEMBER 31, 1994
  US Treasury obligations                 $  58,912               $   1,410   $  57,502
  US Government agency obligations            3,000                      45       2,955
  Other corporate obligations                 9,484                     202       9,282
  Marketable equity securities                2,701   $     664          72       3,293
                                          ---------   ---------   ---------   ---------
    Total securities available for sale   $  74,097   $     664   $   1,729   $  73,032
                                          =========   =========   =========   =========

      As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 1996, 1995 and 1994, the Company had investments in
FHLB of Boston stock of $3,215,000, $3,215,000, and $3,215,000 respectively. At December 31, 1996 the weighted average yield on FHLB of Boston stock was 6.40%.

      The following table sets forth the maturity distribution of securities held to maturity and securities available for sale at December 31, 1996 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

                                      Amortized    Weighted
                                        Cost     Average Yield
                                      ---------    ---------
                                   (In Thousands)

US Treasury obligations
  Due within 1 year                   $  16,015        5.90%
  Due after 1 but within 5 years          9,832        5.87%
                                      ---------
    Total                                25,847        5.89%
                                      ---------
US Government Agency obligations
  Due within 1 year                           0        0.00%
  Due after 1 but within 5 years         62,249        6.20%
                                      ---------
    Total                                62,249        6.20%
                                      ---------

Other corporate obligations
  Due within 1 year                           0        0.00%
  Due after 1 but within 5 years          5,476        6.45%
                                      ---------
    Total                                 5,476        6.45%
                                      ---------
Total debt securities                    93,572        6.13%
Mutual fund shares*                       5,239        5.98%
Marketable equity securities*             7,073        4.85%
Net unrealized gains on
  securities available for sale           3,039
                                      ---------
Total securities held to maturity
  and securities available for sale   $ 108,923        6.04%
                                      =========


      Included in total debt securities above are U.S. Government Agency obligations classified as securities held to maturity, with an amortized cost of $9,500,000, all of which are due after one but within five years with a weighted average yield of 6.51%. All other debt securities are classified as securities available for sale.

      *Mutual fund shares and marketable equity securities have no stated maturity, and are therefore considered to be due after 10 years.

      Securities held to maturity and securities available for sale of individual issuers, with a book value in excess of 10% of stockholders' equity, excluding U.S. Treasury and U.S. Government agency obligations, at December 31, 1996 were as follows:

                                     Par Value    Book Value  Market Value    Coupon    Maturity Date
                                     ----------   ----------   ----------   ----------   ----------
                                                            ($ In Thousands)

Dean Witter/Discover & Co            $    3,500   $    3,487   $    3,487        6.35%     2-Mar-99
Asset Management Fund, Inc. -
  Mutual Fund Shares (527,054 shs)          N/A        5,244        5,244          N/A          N/A

               (D)   Loan Portfolio

      The following table shows Granite State's loan distribution as of December 31:

                                                   1996          1995          1994          1993          1992
                                                -----------   -----------   -----------   -----------   -----------
                                                                          (In Thousands)

Commercial, Financial & Agricultural            $    9,849    $   10,696    $   11,787    $   14,746    $   20,374
Real Estate-Residential                            122,561       111,578       118,647       117,251       104,178
Real Estate-Commercial                              58,302        52,555        48,185        39,332        35,169
Real Estate-Construction and Land Development        3,030         2,676         3,436         3,832         1,890
Installment                                          4,488         4,438         3,685         4,588         5,753
Other                                                8,109         8,426         8,847         8,937        10,348
                                                -----------   -----------   -----------   -----------   -----------
  Total Loans                                      206,339       190,369       194,587       188,686       177,712
Less:
Allowance for Possible Loan Losses                  (3,676)       (3,704)       (4,230)       (4,004)       (3,864)
Unearned Income                                     (1,860)       (2,356)       (2,930)       (3,364)       (4,174)
                                                -----------   -----------   -----------   -----------   -----------
Loans, net                                      $  200,803    $  184,309    $  187,427    $  181,318    $  169,674
                                                ===========   ===========   ===========   ===========   ===========

               (E)    Maturity of Loans

      The following table shows the maturity/repricing distribution of loans outstanding, excluding non-accrual loans of $2,022,000 as of December 31, 1996. Fixed rate loans are entered by remaining maturity while adjustable rate loans are included by repricing frequency. This table does not reflect scheduled loan amortization.

                                                 One Year  Over One Year    Over
                                                  or Less  to Five Years  Five Years     Total
                                                ----------   ----------   ----------   ----------
                                                                 (In Thousands)

Commercial, Financial & Agricultural            $    8,775   $    1,023   $        0   $    9,798
Real Estate-Residential                             75,980       38,883        6,116      120,979
Real Estate-Commercial                              55,305        2,336          275       57,916
Real Estate-Construction and Land Development        3,001           12           17        3,030
Installment                                          1,311        3,120           54        4,485
Other                                                7,746           68          295        8,109
                                                ----------   ----------   ----------   ----------
                                                $  152,118   $   45,442   $    6,757   $  204,317
                                                ==========   ==========   ==========   ==========
Loans maturing after one year:
  Fixed Interest Rate                                        $    7,030   $    6,755   $   13,785
  Variable Interest Rate                                         38,412            2       38,414
                                                             ----------   ----------   ----------
                                                             $   45,442   $    6,757   $   52,199
                                                             ==========   ==========   ==========

               (F)    Nonperforming Loans and Assets

      The following table summarizes Granite State's nonperforming loans and assets at December 31. Amounts shown reflect principal only.

                                                          1996        1995        1994        1993        1992
                                                        ---------   ---------   ---------   ---------   ---------
                                                                            ($ In Thousands)

Nonperforming Loans:
Commercial, Financial & Agricultural                    $      50   $      35   $      81   $      17   $     390
Real Estate-Residential                                     1,582       1,341       1,495       1,801       1,166
Real Estate-Commercial                                        386         332         646         103         399
Real Estate-Construction and Land Development                              88          54         177          67
Installment and other                                           4           2           8          17         366
                                                        ---------   ---------   ---------   ---------   ---------
  Total nonperforming loans                                 2,022       1,798       2,284       2,115       2,388

Other real estate owned                                     1,512       2,691       3,009       4,269       6,839
                                                        ---------   ---------   ---------   ---------   ---------
Total nonperforming loans and other real estate owned   $   3,534   $   4,489   $   5,293   $   6,384   $   9,227
                                                        =========   =========   =========   =========   =========
Percentage of nonperforming loans and
  other real estate owned to total loans receivable         1.71%       2.36%       2.72%       3.38%       5.19%
                                                        =========   =========   =========   =========   =========
Percentage of nonperforming loans and
  other real estate owned to total assets                   0.95%       1.30%       1.70%       2.11%       3.03%
                                                        =========   =========   =========   =========   =========
Loans delinquent 90 days or more included in
  nonperforming loans above                             $     794   $   1,057   $     872   $     807   $   1,584
                                                        =========   =========   =========   =========   =========
Loans delinquent 90 days or more still accruing,
  not included in above                                 $      93   $       0   $      21   $       0   $       0
                                                        =========   =========   =========   =========   =========


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

      For the year ended December 31, 1996, the gross interest income on nonperforming loans that would have been recorded, had such loans been current in accordance with their original terms amounted to $263,000. The amount of interest income on those loans included in net earnings for the year ended December 31, 1996 amounted to $93,000.

      The Company adopted SFAS No. 114 "Accounting by Creditors for Impairment of a Loan," on January 1, 1995. This new standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable. In October 1994, SFAS No. 114 was amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures," which allows creditors to use their existing methods for recognizing interest income on impaired loans. Because the Company already recognized such reductions of value on impaired loans through its provision for possible loan losses, the adoption of SFAS No. 114, as amended by SFAS No. 118, did not have a material impact on its financial condition or results of operations. The balance of impaired loans was $805,000 and $1,022,000 at December 31, 1996 and 1995, respectively. The Company has identified a loan as impaired when it is probable that interest and principal will not be collected according to the contractual terms of the loan agreements. The allowance for possible loan losses associated with impaired loans allocated from and part of the general allowance for possible loan losses, upon the adoption of SFAS No. 114, on January 1, 1995 was $864,000. During 1996 and 1995, provisions to the allowance for impaired loans amounted to $377,000 and $553,000, respectively and impaired loans charged-off amounted to $578,000 and $1,050,000, respectively. The allowance for possible loan losses associated with impaired loans at December 31, 1996 and 1995 was $166,000 and $367,000, respectively. At December 31, 1996 and 1995, there were no impaired loans which did not have an allowance for possible loan losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans was $634,000 and $1,482,000, respectively in 1996 and 1995 and the income recognized on impaired loans during 1996 and 1995 was $4,000 and $19,000, respectively. Total cash collected on impaired loans during 1996 and 1995 was $770,000 and $103,000, respectively, of which $766,000 and $84,000, respectively, was credited to the principal balance outstanding on such loans. Interest which would have been accrued on impaired loans during 1996 and 1995, had they performed in accordance with the terms of their contracts, was $61,000 and $166,000, respectively. The company's policy for interest income recognition on impaired loans is to recognize income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company does not recognize income. Impaired loans consisted of $418,000 of residential real estate loans and $387,000 of commercial real estate loans at December 31, 1996 and $650,000 of residential real estate loans and $372,000 of commercial real estate loans at December 31, 1995. Such loans were measured for impairment using the fair value of the loans' collateral.

      Other real estate owned is comprised of properties acquired through foreclosure proceedings or acceptance of a deed in lieu of foreclosure. Real estate formally acquired in settlement of loans is recorded at the lower of the carrying value of the loan or the fair value of the property received less an allowance for estimated costs to sell. Loan losses arising from the acquisition of such properties are charged against the allowance for possible loan losses. Provisions to reduce the carrying value to net realizable value are charged to current period earnings as realized and reflected as an addition to the valuation allowance. Operating expenses and gains and losses upon disposition are reflected in earnings as realized.

      Other real estate owned at December 31 was comprised as follows:

                                        1996        1995        1994        1993        1992
                                      ---------   ---------   ---------   ---------   ---------
                                                           ($ In Thousands)

Condominiums and apartment projects   $     340   $     266   $     701   $     492   $     449
Single family housing projects              775         787       1,050       1,024       1,230
Retail and office                                       426         481         691       2,327
Non-retail commercial                       556       1,593       1,166       1,760       1,519
Residential                                 306          75         107         711       1,564
                                      ---------   ---------   ---------   ---------   ---------
                                          1,977       3,147       3,505       4,678       7,089
Less: Valuation allowance                   465         456         496         409         250
                                      ---------   ---------   ---------   ---------   ---------
                                      $   1,512   $   2,691   $   3,009   $   4,269   $   6,839
                                      =========   =========   =========   =========   =========

      As of December 31, 1996, there were no loan concentrations exceeding 10% of total loans.

      As of December 31, 1996, neither Granite State nor its subsidiary, Granite Bank, had any foreign loans.

               (G) Summary of Loan Loss Experience and Allocation of the Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the risks inherent in the loan portfolio. Management's evaluation of the loan portfolio includes many factors, such as identification and review of individual problem situations that may affect the borrower's ability to repay; review of overall portfolio quality through an analysis of current charge-offs, delinquency, and nonperforming loan data; review of regulatory authority examinations and evaluations of loans; an assessment of current and expected economic conditions; and changes in the size and character of the loan portfolio. At December 31, 1992 and 1993, the level of the allowance was lower than the 1991 level due to management's assessment of reductions in nonperforming loans as well as an apparent stabilization of the New Hampshire economy and the regional real estate markets. At December 31, 1994, the level of the allowance was higher than the 1993 level, due to an increase in nonperforming loans as well as an increase in the balance of the loan portfolio. The level of the allowance at December 31, 1995 was lower than the 1994 level, due primarily to a reduction in the level of nonperforming loans, as well as a reduction in the balance of the loan portfolio. At December 31, 1996, the level of the allowance was fairly stable with the level of the allowance at December 31, 1995, based on management's overall evaluation of the adequacy of the allowance in relation to nonperforming loans, total loans and the risks inherent in the loan portfolio. While management believes that the allowance for possible loan losses at December 31, 1996 is adequate based on its current review and estimates, further provisions to the allowance may be necessary if the market in which the Company operates deteriorates. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based upon judgements which may be different from those of management.

      Changes in the allowance for possible loan losses for the year ended December 31 are as follows:

                                                1996        1995        1994        1993         1992
                                              ---------   ---------   ---------   ---------    --------
                                                                    (In Thousands)

Balance at beginning of year                  $   3,704   $   4,230   $   4,004   $   3,864   $   4,570
  Provision for possible loan losses                650         735         600         637         752
  Loans charged off                              (1,193)     (1,405)       (421)       (573)     (1,660)
  Recoveries of loans previously charged off        515         144          47          76         202
                                              ---------   ---------   ---------   ---------    --------
Balance at end of year                        $   3,676   $   3,704   $   4,230   $   4,004   $   3,864
                                              =========   =========   =========   =========   =========

      A summary of loan charge-offs by loan category for the year ended December 31, follows:

                                                  1996        1995        1994        1993        1992
                                                ---------   ---------   ---------   ---------   ---------
                                                                     (In Thousands)

Commercial, financial and agricultural          $     537   $     766   $       9   $     123   $     159
Real estate-Residential                               393         333         204         165         622
Real estate-Commercial                                258         300         199         143         352
Real estate-Construction and land development                                                         186
Installment and other loans                             5           6           9         142         341
                                                ---------   ---------   ---------   ---------   ---------
                                                $   1,193   $   1,405   $     421   $     573   $   1,660
                                                =========   =========   =========   =========   =========

      A summary of loan recoveries by loan category for the year ended December 31, follows:

                                                  1996        1995        1994        1993        1992
                                                ---------   ---------   ---------   ---------   ---------
                                                                     (In Thousands)

Commercial, financial and agricultural          $     365   $      19   $      16   $      16   $      41
Real estate-Residential                                 9          80          27          13          41
Real estate-Commercial                                 88           3           2          33         102
Real estate-Construction and land development          50          38           0           0           0
Installment and other loans                             3           4           2          14          18
                                                ---------   ---------   ---------   ---------   ---------
                                                $     515   $     144   $      47   $      76   $     202
                                                =========   =========   =========   =========   =========

      The ratio of net loan charge offs to average loans outstanding for the year ended December 31, is summarized as follows:

                                     1996         1995         1994         1993         1992
                                  ----------   ----------   ----------   ----------   ----------
                                                         ($ In Thousands)

Net loan chargeoffs               $      678   $    1,261   $      374   $      497   $    1,458
                                  ==========   ==========   ==========   ==========   ==========

Average loans outstanding         $  192,898   $  191,696   $  189,034   $  181,069   $  176,367
                                  ==========   ==========   ==========   ==========   ==========
Ratio of net loan chargeoffs
   to average loans outstanding        0.35%        0.66%        0.20%        0.27%        0.83%
                                  ==========   ==========   ==========   ==========   ==========

      An allocation of the allowance for possible loan losses as of December 31 follows:

                                        1996                        1995                         1994
                              ------------------------    -------------------------     ------------------------
                                         Percent of loans             Percent of loans             Percent of loans
                                         in each category             in each category             in each category
                                Amount    to total loans     Amount    to total loans     Amount    to total loans
                              ----------    ----------    -----------    ----------     ----------    ----------
                                                               ($ In Thousands)

Commercial, financial
  and agricultural            $      304         4.77%    $       366         5.62%     $    1,349         6.06%
Real estate-Residential            1,141        59.39%          1,079        58.60%          1,003        60.97%
Real estate-Commercial             1,842        28.26%          1,997        27.61%          1,642        24.76%
Real estate-Construction
  and land development                94         1.47%             98         1.41%             91         1.77%
Installment and other loans          295         6.11%            164         6.76%            145         6.44%
                              ----------    ----------     ----------    ----------     ----------    ----------
                              $    3,676       100.00%     $    3,704       100.00%     $    4,230       100.00%
                              ==========    ==========     ==========    ==========     ==========    ==========

                                        1993                         1992
                              ------------------------     ------------------------
                                         Percent of loans             Percent of loans
                                         in each category             in each category
                                Amount    to total loans     Amount    to total loans
                              ----------    ----------     ----------    ----------
                                                 ($ In Thousands)

Commercial, financial
  and agricultural            $      704         7.82%     $    1,062        11.46%
Real estate-Residential            1,742        62.13%          1,122        58.63%
Real estate-Commercial             1,184        20.85%          1,193        19.79%
Real estate-Construction
  and land development               174         2.03%             62         1.06%
Installment and other loans          200         7.17%            425         9.06%
                              ----------    ----------     ----------    ----------
                              $    4,004       100.00%     $    3,864       100.00%
                              ==========    ==========     ==========    ==========

      The allowance for possible loan losses as a percentage of loans outstanding at December 31 of each reported period is as follows:

                                  1996       1995       1994       1993       1992
                                --------   --------   --------   --------   --------
Allowance for possible
 loan losses as a percentage
  of total loans outstanding       1.78%      1.95%      2.17%      2.12%      2.17%
                                ========   ========   ========   ========   ========

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

               (I)   Deposits

      The average balance of deposits and the average rates paid thereon are summarized as follows:

                                           1996                       1995                      1994
                                  -----------------------   -----------------------   -----------------------
                                                Weighted                  Weighted                  Weighted
                                   Average      Average      Average      Average        Average    Average
                                   Balance        Rate       Balance        Rate         Balance      Rate
                                  ----------   ----------   ----------   ----------   ----------   ----------
                                                                 ($ In Thousands)

Interest bearing deposits:
  Interest bearing NOW deposits   $  102,181        3.10%   $   71,367        2.89%   $   50,403        1.63%
  Money market deposits               14,077        2.87%       22,181        2.95%       34,476        2.61%
  Savings deposits                    40,363        2.74%       49,147        2.90%       64,454        2.62%
  Time deposits                      107,689        5.52%       99,248        5.38%       76,967        3.81%
                                  ----------                ----------                ----------
Total interest bearing deposits   $  264,310        4.02%   $  241,943        3.92%   $  226,300        2.80%
                                  ==========   ==========   ==========   ==========   ==========   ==========
Noninterest bearing deposits      $   29,766          N/A   $   27,685          N/A   $   27,027          N/A
                                  ==========                ==========                ==========

               (J)   Maturities of Time Deposits

      The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1996 follows:


REMAINING MATURITY                   BALANCE
---------------------               ----------
                                  (In Thousands)

3 months or less                    $    3,445
Over 3 through 6 months                  2,303
Over 6 through 12 months                 2,754
Over 12 through 36 months                3,570
Over 36 months                             202
                                    ----------
                                    $   12,274
                                    ==========

               (K)    Return on Equity and Assets

      Operating and capital ratios for the year ended December 31 follows:

                                                            1996         1995         1994
                                                         ----------   ----------   ----------

Net earnings to average assets                                1.07%        1.05%        0.91%

Net earnings to average
  stockholders' equity                                       12.46%       12.23%       10.73%

Dividend pay out ratio on common stock -primary              31.28%       30.38%       28.35%
                                       -fully diluted        31.46%       30.57%       28.57%

Average equity to average total assets                        8.62%        8.59%        8.48%


               (L)    Borrowings

      Information regarding the borrowings in Note K to the consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Short-Term Borrowings
---------------------
      Outstanding short-term borrowings at December 31 were as follows:

                                                      1996        1995         1994
                                                    ---------   ---------   ---------
                                                             (In Thousands)

Demand borrowings under available lines of credit   $       0   $       0   $  20,904
                                                    =========   =========   =========
Securities sold under agreements to repurchase      $  31,535   $  26,189   $  21,968
                                                    =========   =========   =========

      The maximum amount of short-term borrowings outstanding at any month end during the year ended December 31 were as follows:

                                                      1996        1995        1994
                                                    ---------   ---------   ---------
                                                             (In Thousands)

Demand borrowings under available lines of credit   $   4,704   $  23,336   $  28,795
                                                    =========   =========   =========
Securities sold under agreements to repurchase      $  31,535   $  28,298   $  21,968
                                                    =========   =========   =========

      The average balance of short-term borrowings and weighted average interest rates thereon for the year ended December 31 were as follows:

                                           1996                    1995                    1994
                                   ---------------------   ---------------------   -----------------------
                                    Average    Weighted     Average    Weighted     Average    Weighted
                                    Balance  Average Rate   Balance  Average Rate   Balance  Average Rate
                                   ---------   ---------   ---------   ---------   ---------   ---------
                                            ($ in Thousands)

Demand borrowings under
  available Lines of Credit        $     796       6.41%   $   5,742       6.36%   $  13,304       5.24%
                                   =========   =========   =========   =========   =========   =========
Securities sold under
  agreements to repurchase         $  24,727       4.67%   $  21,133       5.24%   $  15,500       4.16%
                                   =========   =========   =========   =========   =========   =========
Short-term fixed rate borrowings   $       0         N/A   $       0         N/A   $       0         N/A
                                   =========   =========   =========   =========   =========   =========

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

         (d)    Financial Information about Foreign and Domestic
                Operations and Export Sales

      Not applicable.

Item 2.      Description of Property

      The following table sets forth the location of the Company's offices as of December 31, 1996. See also Notes G and L to the Consolidated Financial Statements in the Annual Report to
Stockholders for the year ended December 31, 1996 which is incorporated herein by reference.


  Office Type                 Location              City/Town       Status
----------------      ------------------------     ------------     -------

Full service          122 West Street              Keene            Owned*
  (Headquarters)
Full service          Routes 9 and 63              Chesterfield     Owned*

Full service          Elm Street at Route 101      Milford          Owned*

Full service          Route 101A & 122             Amherst          Owned*

Full service          21 Grove Street              Peterborough     Owned*

Full service          Jct Route 101 & 202          Peterborough     Leased*

Full service          70 Main Street               Durham           Owned*

Full service          Southgate Plaza, Route 1     Portsmouth       Owned*

Full service          93 Middle Street             Portsmouth       Owned*


      Additionally, the Company operates thirteen ATMs at other locations in Keene, Fitzwilliam, Milford, Amherst, Durham, West Swanzey and North Swanzey, New Hampshire. The ATM facilities and their enclosures are owned by the Company; the property on which they are located is leased. All offices and ATM facilities are located in New
Hampshire.

      *Office includes an ATM facility. The Durham branch has two ATM facilities on site.


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


Item 4.      Submission of Matters to a Vote of Security Holders

      None.

Additional Item. Executive Officers

      Information regarding executive officers not listed as directors in the Proxy Statement is as follows:

      Charles B. Paquette (age 44) is the Executive Vice President, Secretary and Chief Operations Officer of the Holding Company and Senior Executive Vice President, Secretary and Chief Operations Officer of Granite Bank, positions he assumed in 1986 and 1991, respectively. Mr. Paquette has been employed in a management position by the Company and Granite Bank since 1980.

      William C. Henson (age 41) is the Executive Vice President of the Holding Company and Director of Community Banking of Granite Bank, positions he assumed in 1986 and 1996, respectively. Mr. Henson joined the Bank in 1980, and has since served in a management capacity.

      William G. Pike (age 45) is the Executive Vice President and Chief Financial Officer of the Holding Company and Granite Bank, positions he assumed in December 1991 when he joined the Company. From 1987 to December of 1991, Mr. Pike was a partner in the firm of Grant Thornton, Accountants and Management Consultants.

      William D. Elliott (age 49) is Senior Vice President and Commercial Lending Officer of Granite Bank. Mr. Elliott joined Granite Bank as Senior Vice President and Senior Loan Officer in April, 1990 and served as Executive Vice President from February 1992 to December of 1996. From December 1981 to December 1989, Mr. Elliott was Executive Vice President and Senior Loan Officer of Indian Head National Bank of Keene. In December of 1989 Indian Head National Bank of Keene was acquired by Fleet Bank, where Mr. Elliott assumed the position of Vice President and Regional Commercial Banking Manager until he joined Granite Bank.

                                   PART II

Item 5.      Market for Registrant's Common Equity and Related
        Stockholder Matters

         (a)   Market Information

      Granite State's common stock is quoted on the Nasdaq Stock Market under the symbol GSBI. The following table shows the range of the high and low prices and dividend information on a quarterly basis for Granite State's common stock for 1996 and 1995. The table does not reflect inter-dealer prices, potential mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                      1996
                                    -----------------------------------------
                                    4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                    --------   --------   --------   --------

  Dividends declared per share...   $    .14   $    .14   $    .14   $    .14
Stock Price
  High...........................      22.75      18.75      18.75      18.00
  Low............................      18.63      18.00      17.38      16.13

                                                       1995
                                    ------------------------------------------
                                    4th Qtr    3rd Qtr     2nd Qtr    1st Qtr
                                    --------   --------    --------   --------

  Dividends declared per share...   $    .12   $    .12    $    .12   $    .12
Stock Price
  High...........................      17.25      17.25       13.63      13.25
  Low............................      16.13      13.06       12.25      11.38

         (b)   Holders

      As of March 17, 1997, Granite State had approximately 744 common shareholders.

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

      New Hampshire banking regulations prohibit the payment of a cash dividend if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for its liquidation account or applicable capital requirements. The liquidation account was established in connection with Granite
Bank's conversion from a mutual to a stock savings bank
("conversion") for the benefit of certain depositors in the event of a liquidation of the Bank. The initial amount of the liquidation account, as originally established, equaled the Bank's net worth of $5,603,000 at February 28, 1986, and has since been declining as deposits have been reduced or withdrawn (it will never be increased, despite additional deposits). The balance of the liquidation account at December 31, 1996 was approximately
$674,000. The Federal Deposit Insurance Act prohibits the Bank from making a capital distribution, including payment of a cash dividend, if the Bank would not meet applicable capital requirements after the payment. Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

Item 6.      Management's Discussion and Analysis or Plan  of Operation

      Management's Discussion and Analysis or Plan of Operation on pages 9 to 23, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

Item 7.      Financial Statements

         (a)   Financial Statements Required by Regulation S-X

      Information relating to financial statements on pages 25 to 48, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

         (b)   Supplementary Financial Information

                (1)   Selected Quarterly Financial Data

      The Selected Quarterly Financial Data on pages 49 to 50 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

                (2)   Information on the Effects of Changing Prices

      Management's discussion of the effects of inflation on page 22 of the Annual Report to Stockholders for the year ended December 31, 1996 is incorporated herein by reference.

                (3)   Information About Oil and Gas Producing Activities

      Not applicable.



Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act

      Information regarding directors and executive officers of Granite State on pages 3 to 4 of the Proxy Statement for the 1997 Annual
Meeting of  Stockholders is incorporated herein by reference.

Item 10. Executive Compensation

      Information regarding executive compensation on pages 4 to 7 of the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and Granite State's management on pages 2 to 4 of the Proxy Statement for the 1997 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions on page 7 of the Proxy Statement for the 1997 Annual
Meeting of  Stockholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

         (a)   List of Documents Filed as Part of this Report

                (1)   Financial Statements

      The financial statements listed below and the report of independent certified public accountants are incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 1996, in Item 7. Page references are to such Annual Report.


Financial Statements                                            Page Reference
--------------------                                            --------------

   Granite State Bankshares, Inc. and Subsidiary

        Report of Independent Certified Public Accountants              25

        Consolidated Statements of Financial Condition                  26

        Consolidated Statements of Earnings                             27

        Consolidated Statements of Stockholders' Equity                 28

        Consolidated Statements of Cash Flows                           29

        Notes to Consolidated Financial Statements                      30-48

                (2)   Financial Statements Schedules

      Schedules of the Consolidated Financial Statements required by the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 1996, is not deemed to be filed as part of this report, except as expressly provided herein.

         (b)   Reports on Form 8-K

      None.

         (c)   Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

                        EXHIBIT INDEX TO FORM 10-KSB


Exhibit 3.1     Articles of Incorporation*

Exhibit 3.2     Bylaws

Exhibit 10.1    Stock Option Plan*

Exhibit 10.2    Employment Agreement with Charles W. Smith*

Exhibit 10.3    Amendment No. 1 to Employment Agreement with Charles W. Smith

Exhibit 10.4 Form of Special Termination Agreement with Messrs. Charles B. Paquette, William C. Henson, William G. Pike and William D. Elliott

Exhibit 10.5    Employee Stock Ownership Plan*

Exhibit 10.6 Purchase and Assumption Agreement and related Indemnity Agreement between Granite Bank and the Resolution Trust Corporation dated August 2, 1991**

Exhibit 10.7 Purchase and Assumption Agreement and related Indemnity Agreement between Granite Bank and the Federal Deposit Insurance Corporation dated November 15, 1991***

Exhibit 11 Calculations of Earnings Per Common and Common Equivalent Share and Earnings Per Common Share Assuming Full Dilution

Exhibit 13 Portions of the Annual Report to Stockholders for the year ended December 31, 1996

Exhibit 21      Subsidiary of Granite State Bankshares, Inc. ****

Exhibit 23      Consent of Independent Certified Public Accountants

Exhibit 27      Financial Data Schedule


        *Incorporated by reference from Granite State Bankshares, Inc.,
         Form S-1, filed on April 18, 1986.

        **Incorporated by reference from Granite State Bankshares, Inc., Form 8-K, Exhibits 2.1 and 2.2, filed on August 16, 1991.

        ***Incorporated by reference from Granite State Bankshares, Inc., Form 8-K, Exhibits 2.1 and 2.2, filed on December 2, 1991.

        ****See Part I, Item 1(a) and Item 1 (c)(5)(N) of Form 10-KSB.

                                  SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Granite State Bankshares, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GRANITE STATE BANKSHARES, INC.


                                                /s/   Charles W. Smith
Dated :   March 27, 1997                        ----------------------
                                                By: Charles W. Smith
                                                    Chairman of the Board


        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Charles W. Smith            3/27/97         Chief Executive Officer
--------------------                            (Principal Executive Officer)
Charles W. Smith                                and Chairman of the Board


/s/ William G. Pike             3/27/97         Executive Vice President
-------------------                             and Chief Financial Officer
William G. Pike                                 (Principal Financial and
                                                Accounting Officer)


/s/ James L. Koontz             3/27/97         Director
-------------------
James L. Koontz


/s/ Jane B. Reynolds            3/27/97         Director
--------------------
Jane B. Reynolds


/s/ William Smedley V           3/27/97         Director
---------------------
William Smedley V

/s/ C. Robertson Trowbridge     3/27/97         Director
---------------------------
C. Robertson Trowbridge


/s/ Philip M. Hamblet           3/27/97         Director
---------------------
Philip M. Hamblet





/s/ James C. Wirths III         3/27/97         Director
-----------------------
James C. Wirths III