Form 10-Q
period 1997-03-31
GRANITE STATE BANKSHARES INC
filed 1997-05-14
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For quarterly period ended MARCH 31, 1997

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of May 12, 1997 was 3,028,437, $1.00 par value per share.


                                  INDEX

               GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY


Part I  Financial Information                                          Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        March 31, 1997 and December 31, 1996                           3

        Consolidated Statements of Earnings
        Three months ended March 31, 1997 and 1996                     4

        Consolidated Statements of Stockholders' Equity
        Three months ended March 31, 1997 and 1996                     5

        Consolidated Statements of Cash Flows
        Three months ended March 31, 1997 and 1996                     6

        Notes to Unaudited Consolidated Financial Statements           7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                      11

Part II	Other Information

Item 1. Legal Proceedings                                              18

Item 2. Changes in Securities                                          18

Item 3. Defaults upon Senior Securities                                18

Item 4. Submission of Matters to a Vote of  Security Holders           18

Item 5. Other Information                                              18

Item 6. Exhibits and Reports on Form 8-K                               19

Signatures                                                             20

                              GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                                   PART I - FINANCIAL INFORMATION
                                    ITEM 1 - FINANCIAL STATEMENTS
                              CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                                  March 31,        December 31,
($ in thousands, except par values)                                  1997              1996
-----------------------------------                              ----------        ------------
                                                                  (Unaudited)
ASSETS

Cash and due from banks                                          $  17,803         $   18,129
Interest bearing deposits - Federal Home Loan Bank of Boston        12,384             17,993

Securities held to maturity
 (Market value $15,366 at March 31, 1997 and
 $9,493 at December 31, 1996)                                       15,500              9,500
Securities available for sale, at market value                     102,005             99,423
Stock in Federal Home Loan Bank of Boston                            3,215              3,215
Loans held for sale                                                    319              1,025

Loans                                                              211,460            206,339
 Less: Unearned income                                              (1,787)            (1,860)
       Allowance for possible loan losses                           (3,718)            (3,676)
                                                                 ----------         ----------
       Net Loans                                                   205,955             200,803

Premises and equipment                                              10,688              10,783
Other real estate owned                                              1,333               1,512
Other assets                                                         8,126               8,050
                                                                 ----------         ----------

                                                                 $ 377,328         $   370,433
                                                                 ==========        ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits                                        $ 286,588         $   272,350
Noninterest-bearing deposits                                        31,010              31,804
                                                                 ----------        -----------
       Total Deposits                                              317,598             304,154

Securities sold under agreements to repurchase                      23,296              31,535
Long-term debt                                                         681                 691
Other liabilities                                                    3,381               2,757
                                                                 ----------        -----------
       Total Liabilities                                           344,956             339,137

Common stock, $1.00 par value; authorized 12,500,000 shares;
 issued 3,948,622* and 2,579,133 shares, respectively               3,949*               2,579
Additional paid-in capital                                         18,524*              19,518
                                                                 ----------        -----------
                                                                    22,473              22,097
Unrealized gain (loss) on securities available for sale,
 net of related tax effects                                          1,392               2,006
Retained earnings                                                   14,811              13,193
                                                                 ----------        -----------
                                                                    38,676              37,296

Less: Treasury stock, at cost, 920,185* and 600,080
      shares, respectively                                          (6,304)             (6,000)
                                                                 ----------        ------------

       Total Stockholders' Equity                                   32,372              31,296
                                                                 ----------        ------------

                                                                 $ 377,328         $   370,433
                                                                 ==========        ============

*Adjusted to reflect the three-for-two stock split declared April 14, 1997

See accompanying notes to unaudited consolidated financial statements.

                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        PART 1 - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF EARNINGS

                                                                    Three Months Ended
                                                                         March 31,
                                                                    --------------------
($ in thousands, except per share data)                               1997        1996
--------------------------------------                              ---------   --------
                                                                        (Unaudited)
Interest and dividend income:
  Interest on loans                                                  $  4,671   $  4,438
  Interest on securities held to maturity                                 237          2
  Interest on securities available for sale                             1,298      1,360
  Dividends on Federal Home Loan Bank of Boston stock                      50         50
  Dividends on equity securities available for sale                       165        112
  Other interest                                                          171        316
                                                                     --------   --------
                                                                        6,592      6,278
Interest expense:
  Savings deposits                                                      1,187      1,145
  Time deposits                                                         1,618      1,489
  Borrowed funds                                                          327        284
                                                                     --------   --------
                                                                        3,132      2,918
                                                                     --------   --------

   Net interest income                                                  3,460      3,360
Provision for possible loan losses                                         75        225
                                                                     --------   --------
   Net interest income after provision for
    possible loan losses                                                3,385      3,135

Noninterest income:
  Mortgage service fees                                                   165        168
  Net gains on sales of securities available for sale                   2,056        189
  Net gains on sales of loans                                              73        167
  Other                                                                   298        327
                                                                     --------   --------
                                                                        2,592        851
Noninterest expense:
  Salaries and employee benefits                                        1,574      1,333
  Occupancy, net                                                          275        265
  Equipment                                                               249        246
  Other real estate owned                                                  23         36
  Other                                                                   725        747
                                                                     --------   --------
                                                                        2,846      2,627
                                                                     --------   --------

  Earnings before income taxes                                          3,131      1,359
Applicable income taxes                                                 1,173        478
                                                                     --------   --------

   Net Earnings                                                      $ 1,958    $    881
                                                                     ========   ========


Weighted average common shares outstanding:
  Primary                                                           3,119,340*  3,209,274*
  Fully diluted                                                     3,120,755*  3,213,495*

Net earnings per common share - primary                              $   0.63*  $    0.27*

Net earnings per common share - fully diluted                        $   0.63*  $    0.27*
*Adjusted to reflect the three-for-two stock split declared April 14, 1997

See accompanying notes to unaudited consolidated financial statements.

                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                                        Three Months Ended
                                                             March 31,
                                                        -------------------
($ in thousands, except per share data)                  1997        1996
                                                        ---------  ---------
                                                            (Unaudited)
    Balance, beginning of period                        $ 31,296    $ 29,789

    Net earnings                                           1,958         881

    Dividends declared on common stock,
     $0.11* per share in 1997 and $0.09* per share
     in 1996                                                (341)       (282)

    Stock options exercised                                  267          36

    Tax benefit associated with the exercise of
     stock options                                           110

    Purchase of treasury stock                              (304)       (332)

    Increase (decrease) in net unrealized gains on
     securities available for sale, net of related tax
     effects                                                (614)       (625)
                                                        ---------  ---------

    Net change in stockholders' equity                     1,076        (322)
                                                        ---------  ---------

    Balance, end of period                              $ 32,372    $ 29,467
                                                        =========  =========

    *Adjusted to reflect the three-for-two stock split declared April 14, 1997

See accompanying notes to unaudited consolidated financial statements.

                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                       PART I - FINANCIAL INFORMATION
                       ITEM 1 - FINANCIAL STATEMENTS
                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                     Three Months Ended
                                                                          March 31,
                                                                   ----------------------
Increase (decrease) in cash  (In Thousands)                          1997         1996
                                                                   ---------    ---------
                                                                        (Unaudited)
Cash flows from operating activities:

  Net earnings                                                     $  1,958     $    881
  Adjustments to reconcile net earnings to net cash
      provided by operating activities
    Provision for possible loan losses                                   75          225
    Provision for depreciation and amortization                         336          302
    Net accretion on securities                                         (13)         (21)
    Realized gains on sales of securities available for sale         (2,056)        (189)
    Loans originated for sale                                        (4,046)      (8,770)
    Proceeds from sales of loans originated for sale                  4,825        9,562
    Realized gains on sales of loans                                    (73)        (167)
    Realization of unearned income                                      (73)         (34)
    Provision for loss on other real estate owned                                     36
    Realized gains on sales of other real estate owned                   (3)         (30)
    Deferred income taxes (benefits)                                    (20)         (79)
    (Increase) decrease in other assets                                (163)         214
    Increase in other liabilities                                       984          376
                                                                   ---------    ---------
      Net cash provided by operating activities                       1,731        2,306

Cash flows from investing activities:

  Purchase of securities held to maturity                            (6,000)      (3,000)
  Proceeds from sales of securities available for sale               16,934        3,836
  Proceeds from maturities of securities available for sale          11,000       12,000
  Purchase of securities available for sale                         (29,347)     (40,593)
  Loan (originations) repayments, net                                (5,410)       2,103
  Purchase of premises and equipment                                   (138)        (698)
  Advances on real estate held for investment                                         (8)
  Proceeds from sales of other real estate owned                        453          873
  Net decrease in interest-bearing deposits with
      Federal Home Loan Bank of Boston                                5,609       19,701
  Other                                                                 (31)
                                                                   ---------    ---------
      Net cash used in investing activities                          (6,930)      (5,786)

Cash flows from financing activities:

  Net increase in time certificates of deposit                        8,640          911
  Net increase in demand, NOW, regular savings and
    money market deposit accounts                                     4,804        5,163
  Net decrease in securities sold under agreements to repurchase     (8,239)      (4,014)
  Payments of long-term borrowings                                      (10)          (8)
  Proceeds from exercise of stock options                               267           36
  Purchase of treasury stock                                           (304)        (332)
  Dividends paid on common stock                                       (285)        (244)
                                                                   ---------    ---------
      Net cash provided by financing activities                       4,873        1,512
                                                                   ---------    ---------

      Net (decrease) in cash and due from banks                        (326)      (1,968)
Cash and due from banks at beginning of period                       18,129       17,771
                                                                   ---------    ---------
      Cash and due from banks at end of period                     $ 17,803     $ 15,803
                                                                   =========    =========

    See accompanying notes to unaudited consolidated financial statements.

               GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                       Part I - Financial Information
                       Item 1.   Financial Statements
             Notes to Unaudited Consolidated Financial Statements
                               March 31, 1997

NOTE 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

	Certain information in the 1996 financial statements has been reclassified to conform with the 1997 presentation.

NOTE 2. SECURITIES

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related tax effects. At March 31, 1997 and December 31, 1996, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at March 31, 1997 and December 31, 1996 were as follows:

                                                         Amortized    Estimated      Carrying
AT MARCH 31, 1997                                          Cost       Market Value     Value
                                                         ---------- --------------- ----------
                                                                      (In Thousands)
SECURITIES HELD TO MATURITY
     US Government agency obligations                    $  15,500    $  15,366     $  15,500
                                                         ---------  --------------- ----------
       Total securities held to maturity                 $  15,500    $  15,366     $  15,500
                                                         =========  =============== ==========

SECURITIES AVAILABLE FOR SALE
     US Treasury obligations                             $ 30,324     $  30,110      $  30,110
     US Government agency obligations                      55,232        54,579         54,579
     Other corporate obligations                            5,478         5,446          5,446
     Mutual Fund                                            5,318         5,329          5,329
     Marketable equity securities                           3,513         6,541          6,541
                                                         ---------  --------------- ----------
       Total securities available for sale               $ 99,865     $ 102,005      $ 102,005
                                                         =========  =============== ==========

                                                         Amortized    Estimated      Carrying
AT DECEMBER 31, 1996                                       Cost       Market Value     Value
                                                         ---------  --------------- ----------
                                                                      (In Thousands)
SECURITIES HELD TO  MATURITY
     US Government agency obligations                    $  9,500     $   9,493      $   9,500
                                                         ---------  ---------------- ---------
       Total securities held to maturity                 $  9,500     $   9,493      $   9,500
                                                         =========  ================ =========

SECURITIES AVAILABLE FOR SALE
     US Treasury obligations                             $ 25,847     $  25,852      $  25,852
     US Government agency obligations                      52,749        52,558         52,558
     Other corporate obligations                            5,476         5,449          5,449
     Mutual Fund                                            5,239         5,244          5,244
     Marketable equity securities                           7,073        10,320         10,320
                                                         ---------  ---------------- ---------
       Total securities available for sale               $ 96,384     $  99,423      $  99,423
                                                         =========  ================ =========

NOTE 3. LOANS

        Loans consist of the following at:

                                            March 31,    December 31,
                                              1997          1996
                                           ----------    ------------
                                                  (In Thousands)
Commercial, financial and agricultural     $   9,650        $   9,849
Real estate-residential                      129,014          122,561
Real estate-commercial                        57,310           58,302
Real estate-construction and
 land development                              2,778            3,030
Installment                                    4,173            4,488
Other                                          8,535            8,109
                                           ---------        ---------

 Total loans                                 211,460          206,339
Less:
 Unearned income                              (1,787)          (1,860)
 Allowance for possible loan losses           (3,718)          (3,676)
                                           ---------        ---------
 Net loans                                 $ 205,955        $ 200,803
                                           =========        =========

	Real estate mortgage loans and other loans are stated at the amount of unpaid principal, less unearned income and the allowance for possible loan losses.

	Interest on loans is accrued and credited to operations based upon the principal amount outstanding. When management determines that significant doubt exists as to collectibility of principal or interest on a loan, the loan is placed on nonaccrual status. In addition, loans past due 90 days or more as to principal or interest are placed on nonaccrual status, except those loans which, in management's judgment, are fully secured and in the process of collection. Interest accrued but not received on loans placed on nonaccrual status is reversed and charged against current operations. Interest subsequently received on nonaccrual loans is either applied against principal or recorded as income according to management's judgment as to the collectibility of principal.

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

	Changes in the allowance for possible loan losses are as follows:

                                                          Three months ended
                                                               March 31,
                                                         -------------------
                                                           1997       1996
                                                           ----       ----
                                                           (In Thousands)
Balance, beginning of period                             $ 3,676     $ 3,704
Provision for possible loan losses                            75         225
Loans charged off                                            (50)       (493)
Recoveries of loans previously charged off                    17         291
                                                         -------     -------
Balance, end of period                                   $ 3,718     $ 3,727
                                                         =======     =======

	The Company follows Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan," as amended by SFAS No. 118, "Accounting by Creditors for Impairment of a Loan - Income Recognition and Disclosures". This standard requires that a creditor measure impairment based on the present value of expected future cash flows discounted at the loan's effective interest rate, except that as a practical expedient, a creditor may measure impairment based on a loan's observable market price, or the fair value of the collateral if the loan is collateral dependent. Regardless of the measurement method, a creditor must measure impairment based on the fair value of the collateral when the creditor determines that foreclosure is probable.

	The following presents information on impaired loans at or for the three months ended March 31, 1997 and 1996:

                                                            Three months ended
                                                                March 31,
                                                           ====================
                                                              1997        1996
                                                             ======      ======
                                                               (In Thousands)

Recorded investment in impaired loans                       $   954    $  1,096
                                                           ========    ========
Average year-to-date recorded investment in impaired loans  $   655    $    791
                                                           ========    ========
Impaired loans with specific loss allowances                $   954    $  1,096
                                                           ========    ========
Loss allowances reserved on impaired loans                  $   212    $    228
                                                           ========    ========
Income recognized on impaired loans during
 the period                                                 $     0    $      4
                                                           ========    ========

        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income.

NOTE 4. INTEREST BEARING DEPOSITS

        Interest bearing deposits consist of the following at:

                                      March 31,   December 31,
                                        1997          1996
                                      ---------   ------------
                                           (In Thousands)
NOW and Super NOW accounts            $ 114,188     $ 108,941
Savings accounts                         37,029        36,217
Money market deposit accounts            11,134        11,595
Time certificates                       124,237       115,597
                                      ---------     ---------
                                      $ 286,588     $ 272,350
                                      =========     =========

NOTE 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                       Three months ended
                                                            March 31,
                                                       ------------------
                                                         1997       1996
                                                       -------    -------
                                                          (In Thousands)
Cash paid for interest                                 $ 3,121    $ 2,942
Income taxes paid                                            0          0
Non-cash investing activities:
     Real estate acquired in settlement of loans           271        728


NOTE 6. SUBSEQUEST EVENTS

Stock Split
-----------
	On April 14, 1997, the Board of Directors of the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, payable on May 9, 1997 to stockholders of record on April 25, 1997. The par value of the common stock was not changed as a result of the split, therefore the par value of the additional shares was transferred from additional paid in capital to common stock. All share and per share information have been restated to reflect this stock split.

Pending Acquisition
-------------------
	On April 29, 1997, the Company and its wholly-owned subsidiary, Granite Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with Primary Bank pursuant to which Primary Bank will be merged with and into Granite Bank (the "Merger"). As of March 31, 1997 Primary Bank had total assets of approximately $430 million. Upon completion of the Merger, each share of Primary Bank common stock will be exchanged for shares of Common Stock of the Company, based on the exchange ratio as set forth in the Agreement. For further information, refer to Item 5 of this Form 10-Q.


               GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                       Part I - Financial Information
     Item 2.  Management's Discussion and Analysis of Financial Condition
                         and Results of Operations
                             March 31, 1997


GENERAL

	All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole.

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

	On April 14, 1997, the Board of Directors of the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, payable on May 9, 1997 to stockholders of record on April 25, 1997. All share and per share information have been restated to reflect this stock split.

	On April 29, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), with Primary Bank, providing for the merger of Primary Bank with and into Granite Bank, the Company's wholly-owned subsidiary (the "Merger"). Upon completion of the Merger, shares of common stock of the Company will be issued to the shareholders of common stock of Primary Bank in accordance with the terms of the Agreement. For further information, refer to Note 6 of Notes to Unaudited Consolidated Financial Statements and Item 5 of this Form 10-Q.

FINANCIAL CONDITION

	Total assets increased by $6,895,000 or 1.86%, from $370,433,000 at December 31, 1996 to $377,328,000 at March 31, 1997.

	Interest bearing deposits with the Federal Home Loan Bank of Boston decreased $5,609,000, from $17,993,000 at December 31, 1996 to $12,384,000 at March 31, 1997. Proceeds from the decrease were primarily invested in higher yielding 3 to 5 year fixed income securities held to maturity.

	Securities held to maturity increased $6,000,000, from $9,500,000 at December 31, 1996 to $15,500,000 at March 31, 1997, as proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston were invested in higher yielding instruments.

	Securities available for sale increased $2,582,000, from $99,423,000 at December 31, 1996 to $102,005,000 at March 31, 1997. The
increase relates primarily to investing proceeds from a portion of the increase in deposit liabilities.

	Net loans were $205,955,000 at March 31, 1997, an increase of $5,152,000 from $200,803,000 at December 31, 1996. The increase reflects continued loan demand in the residential real estate sector of the market. Since July 1, 1996, the subsidiary bank has been originating fifteen year fixed rate residential real estate loans for its loan portfolio. Such loans had previously been sold into the secondary mortgage market.

	Total deposits increased $13,444,000, from $304,154,000 at December 31, 1996 to $317,598,000 at March 31, 1997. The increases primarily came from increases in NOW and Super NOW accounts of $5,247,000 and time certificates of $8,640,000. Such increases are the result of the continued success of one of the subsidiary bank's NOW account products and the competitive rates offered by the subsidiary bank on certain time certificates. A portion of the increase in deposits was used to fund the decrease in securities sold under agreements to repurchase, with the remainder invested in loans and securities available for sale.

	Securities sold under agreements to repurchase decreased $8,239,000, from $31,535,000 at December 31, 1996 to $23,296,000 at
March 31, 1997. Such accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash. The decrease was funded by an increase in deposits.

	Stockholders' equity increased by $1,076,000 during the first three months of 1997, from $31,296,000 at December 31, 1996, to $32,372,000 at March 31, 1997. The increase was due to $1,958,000 of net earnings, $267,000 relating to the issuance of common stock upon the exercise of common stock options and a tax benefit of $110,000 associated with the exercise of the options, partially offset by $341,000 of common stock dividends declared, $304,000 in repurchases of treasury stock, and a $614,000 decrease in unrealized gains on securities available for sale, net of related tax effects.

Stock Repurchase Plan

	On August 13, 1996, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% of its outstanding common shares from time to time. Shares repurchased under the Program may be held in treasury, retired or used for general corporate purposes. As of March 31, 1997, the Company has repurchased 72,549 shares under the Program, representing 2.44% of common shares outstanding at August 13, 1996. As a result of the Agreement and Plan of Reorganization entered into with Primary Bank on April 29, 1997 (see Note 6 of Notes to Unaudited Consolidated Financial Statements and Item 5 of this Form 10-Q), further repurchases of common stock by the Company have been suspended indefinitely.

RESULTS OF OPERATIONS

Net Earnings

	Net earnings for the three months ended March 31, 1997 were $1,958,000, compared to $881,000 for the three months ended March 31, 1996. Net earnings for the three months ended March 31, 1997, increased 122.25% over net earnings for the three months ended March 31, 1996. Earnings per common share for the three months ended March 31, 1997 were $0.63, compared to $0.27 for the three months ended March 31, 1996. The increase in earnings was primarily due to increases in net interest income of $100,000, noninterest income of $1,741,000, and a decrease in the provision for possible loan losses of $150,000, partially offset by increases in noninterest expense of $219,000 and income tax expense of $695,000.

Interest and Dividend Income

	Interest and dividend income for the three months ended March 31, 1997 was $6,592,000, compared to $6,278,000 for the corresponding period in 1996. Average interest earning assets for the three months ended March 31, 1997 were $334,290,000 and for the three months ended March
31, 1996 were $311,761,000. The yield on interest earning assets was 8.02% for the three months ended March 31, 1997, compared to 8.10% for the same period in 1996.

	The increase in interest and dividend income for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily attributable to an increase in average interest earning assets for 1997 compared to 1996, partially offset by lower yields on interest earning assets. The lower yields in 1997 compared to 1996, are primarily the result of loan yields declining to 9.23% in 1997 compared to 9.49% in 1996, as a result of the competition for loans among financial institutions in the Company's market areas, partially offset by an increase in yields on securities and other interest earning assets to 6.08% in 1997 from 5.98% in 1996, as a result of the Company investing a greater percentage of its investment portfolio in slightly longer duration US Government Agency obligations in 1997 compared to shorter duration US Treasury obligations in 1996.

Interest Expense

	Interest expense for the three months ended March 31, 1997 was $3,132,000, compared to $2,918,000 for the corresponding period in 1996. Average interest bearing liabilities for the three months ended March 31, 1997 were $306,808,000 and for the three months ended March 31, 1996 were $283,761,000. The rates paid on interest bearing liabilities were 4.15% for the three months ended March 31, 1997, compared to 4.14% for the same period in 1996.

	The increase in interest expense for the three months ended March 31, 1997 compared to the same period in 1996 is primarily due to an increase in the average balance of interest bearing liabilities during the three months ended March 31, 1997, compared to the same period in 1996.

Net Interest Income

	Net interest income increased by $100,000 for the three months ended March 31, 1997 compared to the same period in 1996. The increase for the three months ended March 31, 1997 compared to the same period in 1996 relates to an increase in interest earning assets, partially offset by reductions in the interest rate spread and the net yield on interest earning assets, as the rates paid for interest bearing liabilities increased and the yields realized on interest earning assets decreased in the first quarter of 1997 compared to the same period in 1996. The Company's interest rate spread was 3.87%, for the three months ended March 31, 1997, compared to 3.96% for the three months ended March 31, 1996. The net yield on interest earning assets for the three months ended March 31, 1997 was 4.20%, compared to 4.33% for the three months ended March 31, 1996.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three months ended March 31, 1997 was $75,000, compared to $225,000 for the three months ended March 31, 1996. The decrease in the provision for the three months ended March 31, 1997, compared to the same period in 1996, related primarily to a decrease in net loan charge-offs for the three months ended March 31, 1997 compared to the same period in 1996, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to nonperforming loans and total loans.

	Nonperforming loans totaled $1,981,000 at March 31, 1997, a decrease of $41,000 from $2,022,000 at December 31, 1996. The level of net charge-offs for the three months ended March 31, 1997 was $33,000, compared to $202,000, for the corresponding period a year ago.

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

Noninterest Income

	Noninterest income for the three months ended March 31, 1997 totaled $2,592,000, compared to $851,000 for the same period in 1996. The significant changes in the components of noninterest income for the three months ended March 31, 1997 compared to the same period in 1996 were primarily net gains on sales of securities available for sale of $2,056,000 for the three months ended March 31, 1997, compared to $189,000 for the three months ended March 31, 1996, and net gains on sales of loans of $73,000 for the three months ended March 31, 1997, compared to $167,000 for the three months ended March 31, 1996. The $1,867,000 increase in net gains on sales of securities available for sale was primarily the result of the Company selling certain of its equity investments available for sale during the first quarter of 1997, based on a perceived volatility in the stock markets, as a result of significant increases in the market values of stocks over the past few years. Such sales resulted in proceeds on sales of available for sale securities of $7,172,000 and gains on such sales of $2,295,000. Such gains were partially offset by losses of $239,000 on sales of debt securities available for sale. The $94,000 decrease in net gains on sales of loans in the first quarter of 1997 compared to the same period in 1996, relates primarily to the decreased volume in the sale of loans into the secondary mortgage market, as a result of the subsidiary bank originating fifteen year fixed rate loans for portfolio that were previously sold into the secondary mortgage market, as well as a decrease in the volume of thirty year fixed rate loan originations that are still being sold into the secondary mortgage market.

Noninterest Expense

	Noninterest expense for the three months ended March 31, 1997 totaled $2,846,000, compared to $2,627,000 for the same period a year earlier. The increase for the three months ended March 31, 1997, compared to 1996 relates primarily to an increase of $241,000 associated with salaries and benefit expenses, partially offset by decreases in other noninterest expenses.


Income Taxes

	Income tax expense for the three months ended March 31, 1997 was $1,173,000, compared with $478,000 for the same period in 1996. The increase in income tax expense for the three months ended March 31, 1997, compared to the same period in 1996 related primarily to the increase in earnings before income taxes. Income tax expense as a percentage of earnings before income taxes was 37.46% for the three months ended March 31, 1997 and 35.17% for the three months ended March 31, 1996.

Risk Elements

	Total nonperforming loans decreased from $2,022,000 or 0.98% of total loans, at December 31, 1996, to $1,981,000 or 0.94% of total loans, at March 31, 1997. During the same period, other real estate owned, declined from $1,512,000 to $1,333,000. The allowance for possible loan losses as a percent of total nonperforming loans was 187.68% at March 31, 1997, compared with 181.80% at December 31, 1996.

	As shown in the following table, nonperforming assets as a percentage of total assets were 0.88% and 0.95%, as of March 31, 1997 and December 31, 1996, respectively.

                                                      March 31, 1997       December 31, 1996
                                                      --------------       -----------------
                                                                ($ in Thousands)
Loans 90 days or more past due
  and still accruing                                    $  173             $     77
                                                       =======             ========

Nonaccrual/nonperforming loans                         $ 1,981             $  2,022

Other real estate owned                                  1,333                1,512
                                                       -------             --------

                  Total nonperforming assets           $ 3,314             $  3,534
                                                       =======              =======

Allowance for possible loan losses                     $ 3,718             $  3,676

Nonperforming loans as a percent of total loans           0.94%                0.98%

Allowance for possible loan losses
  as a percent of total nonperforming loans             187.68%              181.80%

Nonperforming assets as a percent of total assets         0.88%                0.95%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At March 31, 1997, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $681,000, with an additional available borrowing capacity of approximately $ 172,686,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $12,384,000 and securities available for sale were $102,005,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $105,635,000, all of which have remaining maturities of less than five years and a weighted-average maturity of approximately thirty months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at March 31, 1997 and December 31, 1996.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At March 31, 1997 and December 31, 1996, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at March 31, 1997, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

        At March 31, 1997 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                                         March 31, 1997
                                                    ---------------------
                                                    Subsidiary
                                                       Bank       Company
                                                    ----------    -------
Tier I leverage capital                                  7.48%      7.70%

Tier I capital to risk-weighted assets                  13.52%     13.85%

Total capital to risk-weighted assets                   14.61%     14.94%


Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
		CONSOLIDATED QUARTERLY AVERAGE BALANCES AND INTEREST RATES
                                  (Dollars in Thousands)


                                           1997 QTD                           1996 QTD
                                       ----------------  ----------------------------------------------------
                                        First Quarter     Fourth Quarter    Third Quarter     Second Quarter
				       Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 205,810  9.23%  $ 200,089  9.37%  $ 195,834  9.26%  $ 187,531  9.36%
 Securities and
  interest earning investments           128,480  6.08%    128,462  5.91%    124,191  5.93%    123,577  6.11%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         334,290  8.02%    328,551  8.02%    320,025  7.97%    311,108  8.07%

 Noninterest earning assets               39,482            39,690            38,101            37,090
 Allowance for loan losses                (3,667)           (3,849)           (3,715)           (3,708)
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 370,105         $ 364,392         $ 354,411         $ 344,490
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 159,350  3.03%  $ 159,587  3.06%  $ 157,093  3.00%  $ 155,830  2.93%
 Time Deposits                           118,938  5.53%    112,948  5.45%    106,790  5.53%    105,344  5.44%
 Other borrowed funds                     28,520  4.68%     27,606  4.58%     28,486  4.68%     21,745  4.98%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         306,808  4.15%    300,141  4.10%    292,369  4.09%    282,919  4.02%

 Noninterest bearing deposits             29,039            31,376            30,303            29,410
 Other liabilities                         2,190             2,420             1,905             2,089
 Stockholders' equity                     32,068            30,455            29,834            30,072
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 370,105         $ 364,392         $ 354,411         $ 344,490
				       =========         =========         =========         =========

Interest rate spread                              3.87%             3.92%              3.88%            4.05%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  27,482  4.20%  $  28,410  4.27%  $  27,656  4.23%  $  28,189  4.42%
				       =========  =====  =========  =====  =========  =====  =========  =====

                                           1996 QTD                            1995 QTD
                                       ----------------  ----------------------------------------------------
                                        First Quarter      Fourth Quarter    Third Quarter     Second Quarter
				       Avg. bal.  Rate    Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans, net                            $ 188,026  9.49%  $ 188,881  9.79%  $ 191,865  9.64%  $ 194,547  9.60%
 Securities and
  interest earning investments           123,735  5.98%    122,756  5.76%    112,649  5.89%     95,535  5.89%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         311,761  8.10%    311,637  8.20%    304,514  8.25%    290,082  8.38%

 Noninterest earning assets               36,913            36,036            33,800            32,114
 Allowance for loan losses                (3,733)           (3,602)           (3,742)           (3,834)
                                       ---------         ---------         ---------         ---------
    Total Assets                       $ 344,941         $ 344,071         $ 334,572         $ 318,362
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 153,937  2.99%  $ 151,261  3.13%  $ 145,659  3.05%  $ 139,481  2.90%
 Time Deposits                           105,626  5.67%    105,370  5.75%    105,489  5.63%    101,166  5.36%
 Other borrowed funds                     24,198  4.72%     23,425  4.85%     24,599  5.24%     21,569  5.56%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         283,761  4.14%  $ 280,056  4.26%    275,747  4.24%    262,216  4.07%

 Noninterest bearing deposits             27,953            30,139            28,083            26,996
 Other liabilities                         2,240             4,113             1,961             1,484
 Stockholders' equity                     30,987            29,763            28,781            27,666
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 344,941         $ 344,071         $ 334,572         $ 318,362
				       =========         =========         =========         =========

Interest rate spread                              3.96%             3.94%             4.01%             4.31%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  28,000  4.33%  $  31,581  4.34%  $  28,767  4.38%  $  27,866  4.71%
				       =========  =====  =========  =====  =========  =====  =========  =====


                 GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                         Part II - Other Information
                               March 31, 1997

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

	On April 29, 1997, the Company and its wholly-owned subsidiary, Granite Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with Primary Bank pursuant to which Primary Bank will be merged with and into Granite Bank (the "Merger"). As of March 31, 1997 Primary Bank had total assets of approximately $430 million. Upon completion of the Merger, each share of Primary Bank common stock will be exchanged for shares of Common Stock of the Company, based on the exchange ratio as set forth in the Agreement. Pursuant to the Agreement, and based on the bid price per share of the Company's Common Stock at 12:00 noon on April 29, 1997 of $16.917 (as adjusted for the three-for-two stock split, effected in the form of a 50% stock dividend, which was paid to stockholders on May 9, 1997), each outstanding share of Primary Bank common stock would be converted into 1.493 shares of Company Common Stock, representing a per share consideration of $25.25, and an aggregate consideration of approximately $58.0 million. The exchange ratio remains fixed until the Company's Common Stock is above $18.185 per share. If the average bid price of the Company's Common Stock for the twenty trading days preceding the fifth day prior to the effective date of the Merger is above $18.185 per share, the exchange ratio will float down from 1.500 shares. If the average bid price per share of the Company's Common Stock for such twenty day period is below $16.917, the exchange ratio floats between 1.493 shares and 1.86 shares. Primary Bank may terminate the Agreement if the average price per share of the Company's Common Stock is below $13.533. The exchange ratios above have been adjusted for the three-for-two stock split, effected in the form of a dividend, paid to Company stockholders on May 9, 1997.

	The Agreement also provides the Company with an option to acquire up to 269,088 shares of the common stock of Primary Bank, at a purchase price of $22.75 per share, which option is exercisable upon the occurrence of certain events.

        Three Primary Bank directors will join the Company's Board of Directors, and four Primary Bank directors will join the Granite Bank Board of Directors. The Merger is intended to be tax-free to the stockholders of Primary Bank and is subject to regulatory approval and the approval of the stockholders of both Primary Bank and the Company. It is anticipated that the Merger will be accounted for under the pooling-of-interest method of accounting. The Merger is expected to be completed in the fourth quarter of 1997.

	The foregoing discussion of the terms of the Merger is qualified in its entirety by the exact provisions of the Agreement and related exhibits, which are attached hereto as an Exhibit 2 and incorporated herein by reference.

Item 6.	Exhibits and Reports on Form 8-K

        1. Exhibits

             2 Agreement and Plan of Reorganization By and Among Granite State Bankshares, Inc., Granite Bank and Primary Bank

             27   Financial Data Schedule

        2. Reports on Form 8-K

             None.



                                 SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        GRANITE STATE BANKSHARES, INC.


                                        /s/ Charles W. Smith
                                        ---------------------
Dated :   May 13, 1997                  By: Charles W. Smith
                                        Chairman and
                                        Chief Executive Officer


                                        /s/ William G. Pike
                                        --------------------
Dated :   May 13,  1997                 By: William G. Pike
                                        Executive Vice President and
                                        Chief Financial Officer