Form 10-Q
period 1997-06-30
GRANITE STATE BANKSHARES INC
filed 1997-08-13
CIK 792360

FORM 10-Q


                   SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


           Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934


For quarterly period ended JUNE 30, 1997

Commission File No.	 0-14895


                  GRANITE STATE BANKSHARES, INC.
        (Exact name of registrant as specified in its charter)


 NEW HAMPSHIRE                                      02-0399222
(State or other jurisdiction of         (I.R.S. Employer identification No.)
incorporation or organization)



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

	The number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1997 was 3,028,437, $1.00 par value per share.


INDEX

GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY


Part I  Financial Information                                   Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        June 30, 1997 and December 31, 1996                       3

        Consolidated Statements of Earnings
        Three and Six months ended June 30, 1997 and 1996         4

        Consolidated Statements of Stockholders' Equity
        Three and Six months ended June 30, 1997 and 1996         5

        Consolidated Statements of Cash Flows
        Three and Six months ended June 30, 1997 and 1996         6

        Notes to Unaudited Consolidated Financial Statements      7

Item 2.	Management's Discussion and Analysis of Financial
 Condition and Results of Operations                             11

Part II	Other Information

Item 1. Legal Proceedings                                        19

Item 2. Changes in Securities                                    19

Item 3. Defaults upon Senior Securities                          19

Item 4. Submission of Matters to a Vote of  Security Holders     19

Item 5. Other Information                                        19

Item 6. Exhibits and Reports on Form 8-K                         20

Signatures                                                       21


                     GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                             PART I - FINANCIAL INFORMATION
                             ITEM 1 - FIANCIAL STATEMENTS
                     CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                                    June 30,     December 31,
($ in thousands, except par values)                   1997          1996
----------------------------------                 ---------     ----------
                                                   (Unaudited)

ASSETS

Cash and due from banks                            $  23,002     $  18,129
Interest bearing deposits - Federal Home
 Loan Bank of Boston                                      32        17,993

Securities held to maturity
  (Market value $15,487 at June 30, 1997 and
  $9,493 at December 31, 1996)                        15,500         9,500
Securities available for sale, at market value       103,660        99,423
Stock in Federal Home Loan Bank of Boston              3,215         3,215
Loans held for sale                                      769         1,025

Loans                                                233,514       206,339
  Less: Unearned income                               (1,749)       (1,860)
        Allowance for possible loan losses            (3,834)       (3,676)
                                                   ----------    ----------
            Net Loans                                227,931       200,803

Premises and equipment                                10,553        10,783
Other real estate owned                                1,076         1,512
Other assets                                           8,291         8,050
                                                   ----------    ----------

                                                   $ 394,029     $ 370,433
                                                   ==========    ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits                          $ 290,861     $ 272,350
Noninterest-bearing deposits                          37,583        31,804
                                                   ----------    ----------
            Total Deposits                           328,444       304,154

Securities sold under agreements to repurchase        27,116        31,535
Long-term debt                                           671           691
Other liabilities                                      3,595         2,757
                                                   ----------    ----------
            Total Liabilities                        359,826       339,137

Common stock, $1.00 par value; authorized
  12,500,000 shares; issued 3,948,622* and
  2,579,133 shares, respectively                       3,948*        2,579
Additional paid-in capital                            18,523*       19,518
                                                   ----------    ----------
                                                      22,471        22,097
Unrealized gain (loss) on securities available
  for sale,net of related tax effects                  2,599         2,006
Retained earnings                                     15,437        13,193
                                                   ----------    ----------
                                                      40,507        37,296

Less: Treasury stock, at cost, 920,185* and
  600,080 shares, respectively                        (6,304)       (6,000)
                                                   ----------    ----------

            Total Stockholders' Equity                34,203        31,296
                                                   ----------    ----------

                                                   $ 394,029     $ 370,433
                                                   ==========    ==========

*Adjusted to reflect the three-for-two stock split declared April 14, 1997
See accompanying notes to unaudited consolidated financial statements.





                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                      CONSOLIDATED STATMENTS OF EARNINGS




                                       Three Months Ended    Six Months Ended
                                            June 30,              June 30,
                                       ------------------    ----------------
($ in thousands, except per share data)  1997       1996       1997    1996
                                       --------   -------    -------  ------
                                          (Unaudited)           (Unaudited)
Interest and dividend income:
  Interest on loans                    $ 5,009    $ 4,365    $ 9,680  $ 8,803
  Interest on securities held
   to maturity                             253        124        490      126
  Interest on securities available
   for sale                              1,405      1,563      2,703    2,923
  Dividends on Federal Home Loan
   Bank of Boston stock                     53         52        103      102
  Dividends on equity securities
   available for sale                      121         88        286      200
  Other interest                           111         51        282      367
                                       -------    -------    -------  -------
                                         6,952      6,243     13,544   12,521
Interest expense:
  Savings deposits                       1,227      1,134      2,414    2,279
  Time deposits                          1,785      1,424      3,403    2,913
  Borrowed funds                           285        269        612      553
                                       -------    -------    -------  -------
                                         3,297      2,827      6,429    5,745
                                       -------    -------    -------  -------

      Net interest income                3,655      3,416      7,115    6,776
Provision for possible loan losses         100        225        175      450
                                       -------    -------    -------  -------
      Net interest income after
       provision for possible loan
       losses                            3,555      3,191      6,940    6,326

Noninterest income:
  Mortgage service fees                    160        170        325      338
  Net gains (losses) on sales of
   securities available for sale           (10)       100      2,046      289
  Net gains on sales of loans               73        160        146      327
  Other                                    329        377        627      704
                                       -------    -------    -------  -------
                                           552        807      3,144    1,658
Noninterest expense:
  Salaries and employee benefits         1,449      1,286      3,023    2,619
  Occupancy and equipment                  496        460      1,020      971
  Other real estate owned                   16        149         39      185
  Other                                    650        666      1,375    1,413
                                       -------    -------    -------  -------
                                         2,611      2,561      5,457    5,188
                                       -------    -------    -------  -------

  Earnings before income taxes           1,496      1,437      4,627    2,796
Income taxes                               536        488      1,709      966
                                       -------    -------    -------  -------

        Net earnings                   $   960    $   949    $ 2,918  $ 1,830
                                       =======    =======    =======  =======


Weighted average common shares
 outstanding:
    Primary                        3,086,015* 3,187,631* 3,079,826* 3,199,865*
    Fully diluted                  3,102,840* 3,187,631* 3,094,410* 3,202,406*

Net earnings per common
 share -primary                    $    0.31* $    0.30* $    0.95* $    0.57*

Net earnings per common
 share -fully diluted              $    0.31* $    0.30* $    0.94* $    0.57*

*Adjusted to reflect the three-for-two stock split declared April 14, 1997

See accompanying notes to unaudited consolidated financial statements.




                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
               CONSOLIDATED STATMENTS OF STOCKHOLDERS' EQUITY




                                        Three Months Ended  Six Months Ended
                                             June 30,            June 30,
                                        ------------------  ----------------
($ in thousands, except per share data)  1997       1996     1997      1996
                                        -------    -------  -------  -------
                                           (Unaudited)         (Unaudited)

  Balance, beginning of period          $32,372    $29,467  $31,296  $29,789

  Net earnings                              960        949    2,918    1,830

  Dividends declared on common stock,
      $0.11* per share and $0.22* per
      share, respectively, for the
      three and six months ended
      June 30, 1997 and $0.09* per
      share and $0.19* per share,
      respectively,for the three and
      six months ended June 30, 1996       (336)      (281)    (677)    (563)

  Stock options exercised                                       267       36

  Tax benefit associated with the
  exercise of stock options                                     110

  Purchase of treasury stock                          (425)    (304)    (757)

  Increase (decrease) in net
  unrealized gains on securities
  available for sale, net of related
  tax effects                             1,207       (221)     593     (846)
                                        -------    -------  -------  -------

  Net change in stockholders' equity      1,831         22    2,907     (300)
                                        -------    -------  -------  -------

  Balance, end of period                $34,203    $29,489  $34,203  $29,489
                                        =======    =======  =======  =======

  *Adjusted to reflect the three-for-two stock split declared April 14, 1997


See accompanying notes to unaudited consolidated financial statements.




                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       Three Months Ended   Six Months Ended
                                            June 30,             June 30,
                                       ------------------   ----------------
Increase (decrease) in cash
 (In Thousands)                          1997      1996       1997    1996
                                       -------    -------   -------  -------
                                          (Unaudited)           (Unaudited)

Cash flows from operating activities:

  Net earnings                         $  960     $   949   $ 2,918  $ 1,830
  Adjustments to reconcile net
   earnings to net cash provided by
   operating activities
    Provision for possible loan losses    100         225       175      450
    Provision for depreciation and
     amortization                         322         304       658      606
    Net accretion on securities           (19)        (14)      (32)     (35)
    Realized (gains) losses on sales
     of securities available for sale      10        (100)   (2,046)    (289)
    Loans originated for sale          (7,841)     (7,482)  (11,887) (16,252)
    Proceeds from sales of loans
     originated for sale                7,464       8,147    12,289   17,709
    Realized gains on sales of loans      (73)       (160)     (146)    (327)
    Realization of unearned income        (38)       (132)     (111)     (65)
    Provision for loss on other real
     estate owned                                      50                 86
    Realized (gains) losses on sales
     of other real estate owned           (18)          3       (21)     (27)
    Deferred income tax expense(benefit)  (45)        (57)      (65)    (136)
    (Increase) in other assets           (254)       (488)     (417)    (274)
    Increase (decrease) in other
     liabilities                         (629)       (232)      355      144
                                       -------    -------   -------  -------
      Net cash provided by (used in)
       operating activities               (61)      1,013     1,670    3,420

Cash flows from investing activities:

  Purchase of securities held to
   maturity                                        (5,000)   (6,000)  (8,000)
  Proceeds from sales of securities
   available for sale                   12,768     13,180    29,702   17,016
  Proceeds from maturities of
   securities available for sale        13,000               24,000   12,000
  Purchase of securities available
   for sale                            (25,319)    (4,905)  (54,666) (45,498)
  Loan originations, net of
   repayments                          (22,053)    (7,369)  (27,463)  (5,266)
  Purchase of premises and equipment       (82)      (610)     (220)  (1,308)
  Proceeds from sales of other real
   estate owned                            275        568       728    1,441
  Net decrease in interest-bearing
   deposits with Federal Home Loan
   Bank of Boston                       12,352      4,537    17,961   24,238
  Other                                     (1)       (80)      (32)    (189)
                                       -------    -------   -------  -------
      Net cash provided by (used in)
       investing activities             (9,060)       321   (15,990)  (5,566)

Cash flows from financing activities:

  Net increase (decrease) in time
   certificates of deposit               3,910     (1,121)   12,550     (210)
  Net increase in demand, NOW,
  regular savings and money market
  deposit accounts                       6,936      1,338    11,740    6,501
  Net increase (decrease) in
   securities sold under agreements
   to repurchase                         3,820       (786)   (4,419)  (4,800)
  Net increase in short-term borrowings             4,704              4,704
  Payments of long-term borrowings         (10)       (10)      (20)     (18)
  Proceeds from exercise of stock
   options                                                      267       36
  Purchase of treasury stock                         (425)     (304)    (757)
  Dividends paid on common stock          (336)      (283)     (621)    (527)
                                       -------    -------   -------  -------
      Net cash provided by financing
       activities                       14,320      3,417    19,193    4,929
                                       -------    -------   -------  -------

      Net increase in cash and due
       from banks                        5,199      4,751     4,873    2,783
Cash and due from banks at beginning
 of period                              17,803     15,803    18,129   17,771
                                       -------    -------   -------  -------

      Cash and due from banks at end
       of period                      $ 23,002    $20,554   $23,002  $20,554
                                      ========    =======   =======  =======

See accompanying notes to unaudited consolidated financial statements.



                 GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        Part I - Financial Information
                        Item 1.   Financial Statements
              Notes to Unaudited Consolidated Financial Statements
                              June 30, 1997

Note 1. BASIS OF PRESENTATION

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended
June 30, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

	Certain information in the 1996 financial statements has been reclassified to conform with the 1997 presentation.

Note 2. SECURITIES

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related tax effects. At June 30, 1997 and December 31, 1996, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at June 30, 1997 and December 31, 1996 were as follows:

                                           Amortized   Estimated    Carrying
At JUNE 30, 1997                              Cost    Market Value    Value
                                           ---------  ------------  --------
                                                     (In Thousands)
Securities held to maturity
     US Government agency obligations      $ 15,500     $ 15,487    $ 15,500
                                           --------     --------    --------
       Total securities held to maturity   $ 15,500     $ 15,487    $ 15,500
                                           ========     ========    ========

Securities available for sale
     US Treasury obligations               $ 40,334     $ 40,353    $ 40,353
     US Government agency obligations        47,733       47,609      47,609
     Other corporate obligations              1,982        1,962       1,962
     Mutual Fund                              5,400        5,420       5,420
     Marketable equity securities             3,978        8,316       8,316
                                           --------     --------    --------
       Total securities available for sale $ 99,427     $103,660    $103,660
                                           ========     ========    ========


                                           Amortized   Estimated    Carrying
AT DECEMBER 31, 1996                          Cost    Market Value    Value
                                           ---------  ------------  --------
                                                     (In Thousands)

Securities held to maturity
     US Government agency obligations       $  9,500     $ 9,493    $  9,500
                                           ---------     -------    --------
       Total securities held to maturity    $  9,500     $ 9,493    $  9,500
                                           =========     =======    ========

Securities available for sale
     US Treasury obligations                $ 25,847     $25,852    $ 25,852
     US Government agency obligations         52,749      52,558      52,558
     Other corporate obligations               5,476       5,449       5,449
     Mutual Fund                               5,239       5,244       5,244
     Marketable equity securities              7,073      10,320      10,320
                                            --------     -------    --------
       Total securities available for sale  $ 96,384     $99,423    $ 99,423
                                            ========     =======    ========



Note 3. LOANS

      Loans consist of the following at:

                                               June 30,         December 31,
                                                 1997               1996
                                             -----------      ---------------
                                                     (In Thousands)

Commercial, financial and agricultural       $   9,843           $  9,849
Real estate-residential                        146,654            122,561
Real estate-commercial                          59,920             58,302
Real estate-construction and
  land development                               2,541              3,030
Installment                                      4,323              4,488
Other                                           10,233              8,109
                                              --------           --------
  Total loans                                  233,514            206,339
Less:
  Unearned income                               (1,749)            (1,860)
  Allowance for possible loan losses            (3,834)            (3,676)
                                              --------           --------
  Net loans                                   $227,931           $200,803
                                              ========           ========


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

	Changes in the allowance for possible loan losses are as follows:

                                  Three months ended      Six months ended
                                       June 30,                June 30,
                                  ------------------      -----------------
                                   1997       1996         1997      1996
                                  -------    -------      -------   -------
                                               (In Thousands)
Balance, beginning of period      $ 3,718    $ 3,727      $ 3,676   $ 3,704
Provision for possible loan
 losses                               100        225          175       450
Loans charged off                               (330)         (50)     (823)
Recoveries of loans previously
 charged off                           16         79           33       370
                                  -------    -------      -------   -------
Balance, end of period            $ 3,834    $ 3,701      $ 3,834   $ 3,701
                                  =======    =======      =======   =======


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

	The following presents information on impaired loans at or for the three and six months ended June 30, 1997 and 1996:

                                                       1997      1996
                                                     -------    -------
                                                        (In Thousands)


Recorded investment in impaired loans                $   929    $   388
                                                     =======    =======

Average year-to-date recorded investment
 in impaired loans                                   $   799    $   660
                                                     =======    =======

Impaired loans with specific loss allowances         $   929    $   388
                                                     =======    =======

Loss allowances reserved on impaired loans           $   212    $   118
                                                     =======    =======
Income recognized on impaired loans during
 the three months ended June 30                      $     0    $     0
                                                     =======    =======
Income recognized on impaired loans during
 the six months ended June 30                        $     0    $     4
                                                     =======    =======


        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company does not recognize income.

Note 4. INTEREST BEARING DEPOSITS


     Interst bearing deposits consist of the following at:

                                          June 30,    December 31,
                                            1997         1996
                                          --------    ------------
                                              (In Thousands)


NOW and Super NOW accounts                $116,027      $108,941
Savings accounts                            35,996        36,217
Money market deposit accounts               10,691        11,595
Time certificates                          128,147       115,597
                                          --------      --------

                                          $290,861      $272,350
                                          ========      ========


Note 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                                  Three months ended     Six months ended
                                                       June 30,              June 30,
                                                  -------------------   -------------------
                                                    1997       1996       1997       1996
                                                  --------   --------   --------   --------
                                                               (In Thousands)
Cash paid for interest                            $  3,286   $  2,631   $  6,407   $  5,573
Income taxes paid                                    1,200      1,100      1,200      1,100
Non-cash investing activities:
   Real estate acquired in settlement of loans           0         54        271        782


Note 6. STOCK SPLIT

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

Note 7. PENDING ACQUISITION

	On April 29, 1997, the Company and its wholly-owned subsidiary, Granite Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with Primary Bank pursuant to which Primary Bank will be merged with and into Granite Bank (the "Merger"). As of March 31, 1997 and June 30, 1997, Primary Bank had total assets of approximately $430 million. Upon completion of the Merger, each share of Primary Bank common stock will be exchanged for shares of Common Stock of the Company, based on the exchange ratio as set forth in the Agreement. For further information, refer to Item 5 of this Form 10-Q.



                GRANITE STATE BANKSHARES, INC AND SUBSIDIARY
                        Part I - Financial Information
Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                                June 30, 1997


GENERAL

	All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole.

	The principal business of the Company is to serve as a financial intermediary attracting deposits from the general public and making both secured and unsecured loans. The operating results of the Company depend primarily on net interest income earned by the Company's subsidiary, Granite Bank (the "subsidiary bank"). Net interest income is the difference between interest and dividend income on interest earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, which consist of deposits and borrowings. Operating results of the Company also depend upon the provision for possible loan losses, noninterest income and noninterest expense.

	On April 14, 1997, the Board of Directors of the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, payable on May 9, 1997 to stockholders of record on April 25, 1997. All share and per share information have been restated to reflect this stock split.

	On April 29, 1997, the Company entered into an Agreement and Plan of Reorganization (the "Agreement"), with Primary Bank, providing for the merger of Primary Bank with and into Granite Bank, the Company's wholly-owned subsidiary (the "Merger"). Upon completion of the Merger, shares of common stock of the Company will be issued to the shareholders of common stock of Primary Bank in accordance with the terms of the Agreement. For further information, refer to Note 7 of Notes to Unaudited Consolidated Financial Statements and Item 5 of this Form 10-Q.

FINANCIAL CONDITION

	Total assets increased by $23,596,000 or 6.37%, from $370,433,000 at December 31, 1996 to $394,029,000 at June 30, 1997.

	Cash and due from banks increased by $4,873,000 from $18,129,000 at December 31, 1996 to $23,002,000 at June 30, 1997. The increase was funded with proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston.

	Interest bearing deposits with the Federal Home Loan Bank of Boston decreased $17,961,000, from $17,993,000 at December 31, 1996 to $32,000 at June 30, 1997. Proceeds from the decrease were primarily invested in higher yielding 3 to 5 year fixed income securities held to maturity and available for sale, and were used to fund loan growth during the first six months of 1997 and the increase in cash and due from banks.

	Securities held to maturity increased $6,000,000, from $9,500,000 at December 31, 1996 to $15,500,000 at June 30, 1997, as proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston were invested in higher yielding instruments.

	Securities available for sale increased $4,237,000, from $99,423,000 at December 31, 1996 to $103,660,000 at June 30, 1997. The
increase relates primarily to investing proceeds from a portion of the increase in deposit liabilities and proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston.

	Net loans were $227,931,000 at June 30, 1997, an increase of $27,128,000 from $200,803,000 at December 31, 1996. The increase reflects strong loan demand in the residential real estate sector of the market, including multi-family real estate. Since July 1, 1996, the subsidiary bank has been originating fifteen year fixed rate residential real estate loans for its loan portfolio. Such loans had previously been sold into the secondary mortgage market. Loan growth was funded by an increase in deposits and proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston.

	Total deposits increased $24,290,000, from $304,154,000 at December 31, 1996 to $328,444,000 at June 30, 1997. The increases primarily came from increases in NOW and Super NOW accounts of $7,086,000, increases in time certificates of $12,550,000 and increases in noninterest bearing deposits of $5,779,000. Such increases are the result of the continued success of one of the subsidiary bank's NOW account products and the competitive rates offered by the subsidiary bank on certain time certificates. A portion of the increase in deposits was used to fund the decrease in securities sold under agreements to repurchase, with the remainder invested in loans and securities available for sale.

	Securities sold under agreements to repurchase decreased
$4,419,000, from $31,535,000 at December 31, 1996 to $27,116,000 at June
30, 1997. The decrease was funded by an increase in deposits.

	Stockholders' equity increased by $2,907,000 during the first six months of 1997, from $31,296,000 at December 31, 1996, to $34,203,000 at
June 30, 1997. The increase was due to $2,918,000 of net earnings, $267,000 relating to the issuance of common stock upon the exercise of common stock options, a tax benefit of $110,000 associated with the exercise of the options and an increase of $593,000 in unrealized gains on securities available for sale, net of related tax effects, partially offset by $677,000 of common stock dividends declared, and $304,000 in repurchases of treasury stock.

Stock Repurchase Plan

	On August 13, 1996, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% of its outstanding common shares from time to time. Shares repurchased under the Program may be held in treasury, retired or used for general corporate purposes. As of June 30, 1997, the Company has repurchased 72,549 shares under the Program, representing 2.44% of common shares outstanding at August 13, 1996. There were no shares repurchased under the Program during the quarter ended June 30, 1997, and, as a result of the Agreement and Plan of Reorganization entered into with Primary Bank on April 29, 1997 (see
Note 7 of Notes to Unaudited Consolidated Financial Statements and Item 5 of this Form 10-Q), the Stock Repurchase Program has been terminated.

RESULTS OF OPERATIONS

Net Earnings

	Net earnings for the three and six months ended June 30, 1997 were $960,000 and $2,918,000, compared to $949,000 and $1,830,000 for the three and six months ended June 30, 1996. Net earnings for the three and six months ended June 30, 1997, increased 1.16% and 59.45%, respectively, over net earnings for the three and six months ended June 30, 1996. Earnings per common share for the three and six months ended June 30, 1997 were $0.31 and $0.95 ($0.94 fully diluted), compared to $0.30 and $0.57 for the three and six months ended June 30, 1996. The increase in net earnings for the three months ended June 30, 1997, compared to the three months ended June 30, 1996, was primarily due to an increase in net interest income of $239,000 and a decrease in the provision for possible loan losses of $125,000 partially offset by a decrease in noninterest income of $255,000 and an increase in noninterest expense of $50,000. The increase in net earnings for the six months ended June 30, 1997, compared to net earnings for the six months ended June 30, 1996, was primarily due to an increase in net interest income of $339,000, an increase in noninterest income of $1,486,000 and a decrease in the provision for possible loan losses of $275,000, partially offset by an increase in noninterest expense of $269,000.

Interest and Dividend Income

	Interest and dividend income for three and six months ended June 30, 1997 was $6,952,000 and $13,544,000, compared to $6,243,000 and
$12,521,000 for the corresponding periods in 1996. Average interest earning assets for the three and six months ended June 30, 1997 were $345,427,000 and $339,889,000, respectively, and for the three and six months ended June 30, 1996 were $311,108,000 and $311,434,000, respectively. The yield on interest earning assets was 8.07% and 8.05%, respectively, for the three and six months ended June 30, 1997, compared to 8.07% and 8.09%, respectively, for the same periods in 1996.

	The increase in interest and dividend income for the three and six months ended June 30, 1997 compared to the three and six months ended
June 30, 1996 is primarily attributable to an increase in average interest earning assets for the three and six months ended June 30, 1997 compared to the same periods in 1996.

Interest Expense

	Interest expense for the three and six months ended June 30, 1997 was $3,297,000 and $6,429,000, compared to $2,827,000 and $5,745,000 for the corresponding periods in 1996. Average interest bearing liabilities for the three and six months ended June 30, 1997 were $314,673,000 and $310,762,000, respectively, and for the three and six months ended June 30, 1996 were $282,919,000 and $283,340,000, respectively. The rates paid on interest bearing liabilities were 4.20% and 4.18%, respectively, for the three and six months ended June 30, 1997, compared to 4.02% and 4.08%, respectively, for the same periods in 1996.

	The increase in interest expense for the three and six months ended June 30, 1997 compared to the same periods in 1996 is primarily due to an increase in the average balance of interest bearing liabilities coupled with an increase in the interest rates paid on these liabilities for the three and six months ended June 30, 1997 compared to the same periods in 1996.

Net Interest Income

	Net interest income increased by $239,000 for the three months ended June 30, 1997 compared to the same period in 1996 and increased by $339,000 for the six months ended June 30, 1997 compared to the same period in 1996. The increase for the three and six months ended June 30, 1997 compared to the same periods in 1996 relates to an increase in interest earning assets, partially offset by reductions in the interest rate spread and the net yield on interest earning assets, as the rates paid for interest bearing liabilities increased for the three and six months ended June 30, 1997 compared to the same periods in 1996, while the yields realized on interest earning assets were stable for the three months ended June 30, 1997 and 1996 and decreased slightly for the six months ended June 30, 1997 compared to the same period in 1996. The Company's interest rate spread was 3.87%, for both the three and six months ended June 30, 1997, compared to 4.05% and 4.01% for the three and six months ended June 30, 1996. The net yield on interest earning assets for the three and six months ended June 30, 1997 was 4.24% and 4.22%, compared to 4.42% and 4.38% for the three and six months ended June 30, 1996.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three and six months ended June 30, 1997 was $100,000 and $175,000, compared to $225,000 and $450,000 for the three and six months ended June 30, 1996. The decrease in the provision for the three and six months ended June 30, 1997, compared to the same periods in 1996, relate primarily to a decrease in net loan charge-offs for the three and six months ended June 30, 1997 compared to the same periods in 1996, as well as management's evaluation of the adequacy of the level of the allowance in relation to nonperforming loans and total loans.

	Nonperforming loans totaled $2,175,000 at June 30, 1997, an increase of $153,000 from $2,022,000 at December 31, 1996. The level of net charge-offs (recoveries) for the three and six months ended June 30, 1997 was ($16,000) and $17,000, compared to $251,000 and $453,000, for the corresponding periods a year ago.

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

Noninterest Income

	Noninterest income for the three and six months ended June 30, 1997 totaled $552,000 and $3,144,000, compared to $807,000 and
$1,658,000 for the same periods in 1996. The significant changes in the components of noninterest income for the three and six months ended June 30, 1997 compared to the same periods in 1996 were primarily net gains (losses) on sales of securities available for sale of $(10,000) and $2,046,000 for the three and six months ended June 30, 1997, compared to $100,000 and $289,000 for the three and six months ended June 30, 1996, and a decrease in net gains on sale of loans which were $73,000 and $146,000 for the three and six months ended June 30, 1997 compared to $160,000 and $327,000 for the same periods in 1996. The $1,757,000 increase in net gains on sales of securities available for sale for the six months ended June 30, 1997 compared to the same period in 1996 was primarily the result of the Company selling certain of its equity investments available for sale during the first quarter of 1997, based on a perceived volatility in the stock markets, as a result of significant increases in the market values of stocks over the past few years. The decrease in net gains on sales of loans for the three and six months ended June 30, 1997 compared to the same periods in 1996, relates primarily to the decreased volume in the sale of loans into the secondary mortgage market, as a result of the subsidiary bank originating fifteen year fixed rate loans for portfolio that were previously sold into the secondary mortgage market, as well as a decrease in the volume of thirty year fixed rate loan originations that are still being sold into the secondary mortgage market.

Noninterest Expense

	Noninterest expense for the three and six months ended June 30, 1997 totaled $2,611,000 and $5,457,000, compared to $2,561,000 and
$5,188,000 for the same periods a year earlier. The increase for the three months ended June 30, 1997, compared to 1996 relates primarily to an increase of $163,000 associated with salaries and benefit expenses and an increase of $36,000 in occupancy and equipment expenses, partially offset by a decrease of $133,000 in costs associated with the holding and disposition of other real estate owned. The increase for the six months ended June 30, 1997, compared to 1996 relates primarily to, an increase of $404,000 associated with salaries and benefit expenses and an increase of $49,000 in occupancy and equipment expenses, partially offset by a decrease of $146,000 in costs associated with the holding and disposition of other real estate owned.

Income Taxes

	Income taxes for the three and six months ended June 30, 1997 were $536,000 and $1,709,000, compared with $488,000 and $966,000 for the same periods in 1996. The increase in income tax expense for the three and six months ended June 30, 1997 compared with the same period in 1996 related primarily to the increase in earnings before income taxes and an increase in state income tax expense. Income tax expense as a percentage of earnings before income taxes was 35.83% and 36.94% for the three and six months ended June 30, 1997, compared with 33.96% and 34.55% for the same periods a year earlier.

Risk Elements

	Total nonperforming loans increased from $2,022,000 or 0.98% of total loans, at December 31, 1996, to $2,175,000 or 0.93% of total loans, at June 30, 1997. During the same period, other real estate owned, declined from $1,512,000 to $1,076,000. The allowance for possible loan losses as a percent of total nonperforming loans was 176.28% at June 30, 1997, compared with 181.80% at December 31, 1996.


	As shown in the following table, nonperforming assets as a percentage of total assets were 0.83% and 0.95%, as of June 30, 1997 and December 31, 1996, respectively.

                                                        June 30, 1997    December 31, 1996
                                                        --------         --------
                                                            ($ in Thousands)
Loans 90 days or more past due
  and still accruing                                    $    299         $     93
                                                        ========         ========
Nonaccrual/nonperforming loans                          $  2,175         $  2,022

Other real estate owned                                    1,076            1,512
                                                        --------         --------
        Total nonperforming assets                      $  3,251         $  3,534
                                                        ========         ========
Allowance for possible loan losses                      $  3,834         $  3,676

Nonperforming loans as a percent of total loans             0.93%            0.98%

Allowance for possible loan losses
  as a percent of total nonperforming loans               176.28%          181.80%

Nonperforming assets as a percent of total assets           0.83%            0.95%



Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At June 30, 1997, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $671,000, with an additional available borrowing capacity of approximately $170,123,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $32,000 and securities available for sale were $103,660,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $105,424,000, all of which have remaining maturities of less than five years and a weighted-average maturity of approximately thirty two months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at June 30, 1997 and December 31, 1996.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At June 30, 1997 and December 31, 1996, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at June 30, 1997, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

        At June 30, 1997 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                               June 30, 1997
                                          ----------------------
                                          Subsidiary
                                            Bank         Company
                                           -------       -------

Tier I leverage capital                      7.27%         7.55%

Tier I capital to risk-weighted assets      12.57%        12.95%

Total capital to risk-weighted assets       13.69%        14.05%


Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

			GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
		CONSOLIDATED QUARTERLY AVERAGE BALANCES AND INTEREST RATES
                                  (Dollars in Thousands)


                                                    1997 QTD                           1996 QTD
                                       ----------------------------------  ----------------------------------
                                        Second Quarter    First Quarter     Fourth Quarter    Third Quarter
				       Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans                                 $ 219,004  9.17%  $ 205,810  9.23%  $ 200,089  9.37%  $ 195,834  9.26%
 Securities and
  interest earning investments           126,423  6.16%    128,480  6.08%    128,462  5.91%    124,191  5.93%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         345,427  8.07%    334,290  8.02%    328,551  8.02%    320,025  7.97%

 Noninterest earning assets               39,971            39,482            39,690            38,101
 Allowance for loan losses                (3,755)           (3,667)           (3,849)           (3,715)
				       ---------         ---------         ---------         ---------
    Total Assets                       $ 381,643         $ 370,105         $ 364,392         $ 354,411
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 162,011  3.04%  $ 159,350  3.03%  $ 159,587  3.06%  $ 157,093  3.00%
 Time Deposits                           127,867  5.60%    118,938  5.53%    112,948  5.45%    106,790  5.53%
 Other borrowed funds                     24,795  4.61%     28,520  4.68%     27,606  4.58%     28,486  4.68%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         314,673  4.20%    306,808  4.15%    300,141  4.10%    292,369  4.09%

 Noninterest bearing deposits             31,419            29,039            31,376            30,303
 Other liabilities                         2,743             2,190             2,420             1,905
 Stockholders' equity                     32,808            32,068            30,455            29,834
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 381,643         $ 370,105         $ 364,392         $ 354,411
				       =========         =========         =========         =========

Interest rate spread                              3.87%             3.87%             3.92%             3.88%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  30,754  4.24%  $  27,482  4.20%  $  28,410  4.27%  $  27,656  4.23%
				       =========  =====  =========  =====  =========  =====  =========  =====

                                                    1996 QTD                            1995 QTD
                                       ----------------------------------  ----------------------------------
                                        Second Quarter     First Quarter      Fourth Quarter    Third Quarter
				       Avg. bal.  Rate    Avg. bal.  Rate   Avg. bal.  Rate   Avg. bal.  Rate
				       ---------  -----  ---------  -----  ---------  -----  ---------  -----
Assets:
 Loans                                 $ 187,531  9.36%  $ 188,026  9.49%  $ 188,881  9.79%  $ 191,865  9.64%
 Securities and
  interest earning investments           123,577  6.11%    123,735  5.98%    122,756  5.76%    112,649  5.89%
				       ---------         ---------         ---------         ---------
   Total interest earning assets         311,108  8.07%    311,761  8.10%    311,637  8.20%    304,514  8.25%

 Noninterest earning assets               37,090            36,913            36,036            33,800
 Allowance for loan losses                (3,708)           (3,733)           (3,602)           (3,742)
                                       ---------         ---------         ---------         ---------
    Total Assets                       $ 344,490         $ 344,941         $ 344,071         $ 334,572
				       =========         =========         =========         =========

Liabilities and stockholders' equity:
 Savings deposits                      $ 155,830  2.93%  $ 153,937  2.99%  $ 151,261  3.13%  $ 145,659  3.05%
 Time Deposits                           105,344  5.44%    105,626  5.67%    105,370  5.75%    105,489  5.63%
 Other borrowed funds                     21,745  4.98%     24,198  4.72%     23,425  4.85%     24,599  5.24%
				       ---------         ---------         ---------         ---------
  Total int. bearing liabilities         282,919  4.02%    283,761  4.14%  $ 280,056  4.26%    275,747  4.24%

 Noninterest bearing deposits             29,410            27,953            30,139            28,083
 Other liabilities                         2,089             2,240             4,113             1,961
 Stockholders' equity                     30,072            30,987            29,763            28,781
				       ---------         ---------         ---------         ---------
Total liab. and stockholders' equity   $ 344,490         $ 344,941         $ 344,071         $ 334,572
				       =========         =========         =========         =========

Interest rate spread                              4.05%             3.96%             3.94%             4.01%
						  =====             =====             =====             =====

Net average earning balance /
 Net yield on interest earning assets  $  28,189  4.42%  $  28,000  4.33%  $  31,581  4.34%  $  28,767  4.38%
				       =========  =====  =========  =====  =========  =====  =========  =====




                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        Part II - Other Information
                              June 30, 1997

Item 1.	Legal Proceedings

		The Company is a defendant in ordinary and routine pending legal actions incident to its business, none of which is believed by management to be material to the financial condition of the Company.

Item 2.	Changes in Securities

	None.

Item 3.	Defaults upon Senior Securities

	None.

Item 4.	Submission of Matters to a Vote of  Security Holders

		On April 15, 1997, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.


                                                                   Results of Stockholder Vote
                                                           -------------------------------------------
                                                                                             Abstentions
                                                                                             and Broker
Matter Submitted                                              For      Against    Withheld   Non-Votes
----------------                                           ----------  ---------  ---------  ---------
1) Election of the following directors
   for three year terms or until their
   successors are qualified and elected:
     A)  Philip M. Hamblet                                  1,831,199          0      5,441          0
     B)  James L. Koontz                                    1,829,260          0      7,380          0

2) Ratification of Grant Thornton as the Company's
   auditors for the fiscal year ended December 31, 1997     1,828,579      5,028          0      3,032



Item 5.	Other Information

	On April 29, 1997, the Company and its wholly-owned subsidiary, Granite Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with Primary Bank pursuant to which Primary Bank will be merged with and into Granite Bank (the "Merger"). As of March 31, 1997 and June 30, 1997, Primary Bank had total assets of approximately $430 million. Upon completion of the Merger, each share of Primary Bank common stock will be exchanged for shares of Common Stock of the Company, based on the exchange ratio as set forth in the Agreement. Pursuant to the Agreement, and based on the bid price per share of the Company's Common Stock at 12:00 noon on April 29, 1997 of $16.917 (as adjusted for the three-for-two stock split, effected in the form of a 50% stock dividend, which was paid to stockholders on May 9, 1997), each outstanding share of Primary Bank common stock would be converted into
1.4926 shares of Company Common Stock, representing a per share consideration of $25.25, and an aggregate consideration of approximately $58.0 million. The exchange ratio remains fixed until the Company's Common Stock is above $18.185 per share. If the average bid price of the Company's Common Stock for the twenty trading days preceding the fifth day prior to the effective date of the Merger is above $18.185 per share, the exchange ratio will float down from 1.4926 shares. If the average bid price per share of the Company's Common Stock for such twenty day period is below $16.917, the exchange ratio floats between
1.4926 shares and 1.8658 shares. Primary Bank may terminate the Agreement if the average price per share of the Company's Common Stock is below $13.533. The exchange ratios above have been adjusted for the three-for-two stock split, effected in the form of a dividend, paid to Company stockholders on May 9, 1997.

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

	The foregoing discussion of the terms of the Merger is qualified in its entirety by the exact provisions of the Agreement and related exhibits, which are incorporated herein by reference from Exhibit 2 to the Company's Form 10-Q for the quarter ended March 31, 1997.

Item 6.	Exhibits and Reports on Form 8-K

	1.	Exhibits

		27	Financial Data Schedule

	2.	Reports on Form 8-K

		None.



                                SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRANITE STATE BANKSHARES, INC.



                                        /s/ Charles W. Smith

                                        ____________________________________

Dated :   August 13, 1997               By:     Charles W. Smith
                                        Chairman and
                                        Chief Executive Officer


                                        /s/ William G. Pike

                                        ____________________________________

Dated :   August 13,  1997              By:     William G. Pike
                                        Executive Vice President and
                                        Chief Financial Officer