Form 10-Q
period 1997-09-30
GRANITE STATE BANKSHARES INC
filed 1997-11-13
CIK 792360

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, D.C.  20549


             Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934


For quarterly period ended SEPTEMBER 30, 1997

Commission File No.       0-14895


                        GRANITE STATE BANKSHARES, INC.
          (Exact name of registrant as specified in its charter)


           NEW HAMPSHIRE                           02-0399222
  (State or other jurisdiction        (I.R. S. Employer Identification No.)
of incorporation or organization)


 122 WEST STREET, KEENE, NEW HAMPSHIRE               03431
(Address of Principal Executive Offices)           (Zip Code)

Registrant's telephone number, including area code:   (603) 352-1600



      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes ( X )            No  (   )

      The number of shares outstanding of each of the issuer's classes of common stock, as of November 12, 1997, was 5,561,343, $1.00 par value per share.

                                   INDEX

                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY


Part I  Financial Information                                         Page

Item 1.      Financial Statements:

        Consolidated Statements of Financial Condition
        September 30, 1997 and December 31, 1996                        3

        Consolidated Statements of Earnings
        Three and Nine months ended September 30, 1997 and 1996         4

        Consolidated Statements of Stockholders' Equity
        Three and Nine months ended September 30, 1997 and 1996         5

        Consolidated Statements of Cash Flows
        Three and Nine months ended September 30, 1997 and 1996         6

        Notes to Unaudited Consolidated Financial Statements            7

Item 2.      Management's Discussion and Analysis of Financial
             Condition and Results of Operations                       14

Part II      Other Information

Item 1. Legal Proceedings                                              22

Item 2. Changes in Securities                                          22

Item 3. Defaults upon Senior Securities                                22

Item 4. Submission of Matters to a Vote of  Security Holders           22

Item 5. Other Information                                              22

Item 6. Exhibits and Reports on Form 8-K                               23

Signatures                                                             24

                    GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                            PART I - FINANCIAL INFORMATION
                             ITEM I - FINANCIAL STATEMENTS
                    CONSOLIDATED STATEMENTS OF FINANCIAL CONDITION

                                             September 30,        December 31,
($ in thousands, except par values)              1997                 1996
                                             -------------        ------------

                                              (Unaudited)
ASSETS

Cash and due from banks                       $   21,064           $   18,129
Interest bearing deposits - Federal Home
  Loan Bank of Boston                             13,781               17,993
Securities held to maturity
 (Market value $12,509 at September 30, 1997
  and $9,493 at December 31, 1996)                12,500                9,500
Securities available for sale, at market value    99,169               99,423
Stock in Federal Home Loan Bank of Boston          3,215                3,215
Loans held for sale                                  506                1,025

Loans                                            249,310              206,339
 Less: Unearned income                            (1,705)              (1,860)
       Allowance for possible loan losses         (3,820)              (3,676)
                                                ---------            ---------
           Net Loans                             243,785              200,803

Premises and equipment                            10,514               10,783
Other real estate owned                            1,013                1,512
Other assets                                       8,620                8,050
                                                ---------            ---------
                                              $  414,167           $  370,433
                                                =========            =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest-bearing deposits                     $  298,933           $  272,350
Noninterest-bearing deposits                      36,089               31,804
                                                --------             --------
       Total Deposits                            335,022              304,154

Securities sold under agreements to
  repurchase                                      27,839               31,535
Short-term borrowings                             10,000
Long-term debt                                       660                  691
Other liabilities                                  4,337                2,757
                                                --------             --------
       Total Liabilities                         377,858              339,137

Common stock, $1.00 par value; authorized
  12,500,000 shares; issued 3,961,372* and
  2,579,133 shares, respectively                   3,961*               2,579
Additional paid-in capital                        18,553*              19,518
                                                --------             --------
                                                  22,514               22,097
Unrealized gain on securities available for
  sale, net of related tax effects                 3,891                2,006
Retained earnings                                 16,208               13,193
                                                --------             --------
                                                  42,613               37,296

Less: Treasury stock, at cost, 920,185* and
      600,080 shares, respectively                (6,304)              (6,000)
                                                --------             --------
       Total Stockholders' Equity                 36,309               31,296
                                                --------             --------
                                              $  414,167           $  370,433
                                               =========             ========

*Adjusted to reflect the three-for-two stock split declared April 14, 1997

    See accompanying notes to unaudited consolidated financial statements.



                  GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                          PART I - FINANCIAL INFORMATION
                           ITEM I - FINANCIAL STATEMENTS
                        CONSOLIDATED STATEMENTS OF EARNINGS

                                          Three Months Ended  Nine Months Ended
                                             September 30,      September 30,
                                          ------------------  -----------------
($ in thousands, except per share data)      1997     1996      1997      1996
                                          ---------  -------  --------  -------
                                               (Unaudited)       (Unaudited)

Interest and dividend income:
 Interest on loans                       $  5,476  $  4,558  $ 15,156 $ 13,361
 Interest on securities held to maturity      216       129       706      255
 Interest on securities available for sale  1,353     1,430     4,056    4,353
 Dividends on Federal Home Loan Bank of
  Boston stock                                 52        53       155      155
 Dividends on equity securities available
  for sale                                    117       106       403      306
 Other interest                                61       133       343      500
                                           ------    ------   -------  -------
                                            7,275     6,409    20,819   18,930
Interest expense:
 Savings deposits                           1,240     1,185     3,654    3,464
 Time deposits                              1,865     1,485     5,268    4,398
 Borrowed funds                               391       335     1,003      888
                                           ------   -------   -------  -------
                                            3,496     3,005     9,925    8,750
                                           ------    ------   -------  -------
   Net interest and dividend income         3,779     3,404    10,894   10,180
Provision for possible loan losses            150       150       325      600
                                           ------    ------   -------  -------
   Net interest and dividend income after
    provision for possible loan losses      3,629     3,254    10,569    9,580

Noninterest income:
 Mortgage service fees                        156       173       481      511
 Net gains on sales of securities available
  for sale                                    103       186     2,149      475
 Net gains on sales of loans                  120       124       266      451
 Other                                        338       373       965    1,077
                                           ------    ------   -------  -------
                                              717       856     3,861    2,514
Noninterest expense:
 Salaries and employee benefits             1,471     1,316     4,494    3,935
 Occupancy and equipment                      495       505     1,515    1,476
 Other real estate owned                       16        47        55      232
 Other                                        671       763     2,046    2,176
                                           ------    ------    ------  -------
                                            2,653     2,631     8,110    7,819
                                           ------    ------    ------  -------
 Earnings before income taxes               1,693     1,479     6,320    4,275
Income taxes                                  587       504     2,296    1,470
                                           ------    ------    ------   ------
   Net earnings                          $  1,106  $    975  $  4,024 $  2,805
                                           ======    ======    ======   ======

Weighted average common shares
 outstanding:
 Primary                             3,131,242 3,145,758* 3,092,200* 3,181,761*
 Fully diluted                       3,134,832 3,147,058* 3,115,970* 3,185,334*

Net earnings per common share:
 Primary                                 $   0.35  $  0.31*  $  1.30* $   0.88*
 Fully diluted                           $   0.35  $  0.31*  $  1.29* $   0.88*

*Adjusted to reflect the three-for-two stock split declared April 14, 1997

      See accompanying notes to unaudited consolidated financial statements.


                   GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                          PART I - FINANCIAL INFORMATION
                           ITEM I - FINANCIAL STATEMENTS
                  CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                                        Three Months Ended   Nine Months Ended
                                           September 30,       September 30,
($ in thousands, except per share data) ------------------   -----------------
                                          1997      1996       1997     1996
                                        --------  --------   --------  --------

                                            (Unaudited)          (Unaudited)

Balance, beginning of period           $ 34,203  $ 29,489   $ 31,296 $ 29,789

Net earnings                              1,106       975      4,024    2,805

Dividends declared on common stock,
 $0.11 per share and $0.33* per share,
  respectively, for the three and nine
  months ended September 30, 1997 and
  $0.09* per share and $0.28* per share,
  respectively, for the three and nine
  months ended September 30, 1996          (335)     (276)    (1,012)    (839)

Stock options exercised                      43                  310       36

Tax benefit associated with the exercise
  of stock options                                               110

Purchase of treasury stock                           (451)      (304)  (1,208)

Increase (decrease) in net unrealized
  gains on securities available for
  sale, net of related tax effects        1,292       490      1,885     (356)
                                        -------   -------    -------  -------
 Net change in stockholders' equity       2,106       738      5,013      438
                                        -------   -------    -------  -------
 Balance, end of period                $ 36,309  $ 30,227   $ 36,309 $ 30,227
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



                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        PART I - FINANCIAL INFORMATION
                        ITEM 1 - FINANCIAL STATEMENTS
                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                     Three Months Ended      Nine Months Ended
                                        September 30,           September 30,
                                    --------------------    -------------------
Increase (decrease) in cash
 (In Thousands)                       1997        1996        1997       1996
                                    --------    --------    --------   --------

                                         (Unaudited)             (Unaudited)
Cash flows from operating
 activities:

 Net earnings                        $   1,106  $   975     $  4,024  $  2,805
 Adjustments to reconcile net
    earnings to net cash provided
    by (used in) operating activities
  Provision for possible loan losses       150      150          325       600
  Provision for depreciation and
   amortization                            319      329          977       935
  Net accretion on securities              (25)     (13)         (57)      (48)
  Realized gains on sales of securities
   available for sale                     (103)    (186)      (2,149)     (475)
  Loans originated for sale             (6,698)  (7,997)     (18,585)  (24,249)
  Proceeds from sales of loans
   originated for sale                   7,081    6,860       19,370    24,569
  Realized gains on sales of loans        (120)    (124)        (266)     (451)
  Realization of unearned income           (44)     (47)        (155)     (112)
  Provision for loss on other real
   estate owned                                      15                    101
  Realized gains on sales of other
   real estate owned                       (14)     (53)         (35)     (80)
  Deferred income tax expense
   (benefit)                              (230)     203         (295)      67
  (Increase) in other assets              (388)    (541)        (805)    (815)
  Increase in other liabilities            152       51          507      195
                                      --------  --------    --------   --------
   Net cash provided by (used in)
    operating activities                 1,186     (378)       2,856     3,042

Cash flows from investing activities:

 Purchase of securities held to
  maturity                                                    (6,000)   (8,000)
 Proceeds from maturities and calls
  of securities held to maturity        3,000                  3,000
 Proceeds from sales of securities
  available for sale                      208       510       29,910    17,526
 Proceeds from maturities and calls
  of securities available for sale      7,499    19,000       31,499    31,000
 Purchase of securities available
  for sale                               (983)   (1,386)     (55,649)  (46,884)
 Loan originations, net of repayments (16,027)   (4,389)     (43,490)   (9,655)
 Purchase of premises and equipment      (185)     (249)        (405)   (1,557)
 Proceeds from sales of other real
  estate owned                            144       508          872     1,949
 Net (increase) decrease in interest-
  bearing deposits with Federal Home
  Loan Bank of Boston                 (13,749)   (20,447)      4,212     3,791
 Other                                    (36)       (67)        (68)     (256)
                                     --------   --------    --------   --------

   Net cash used in investing
    activities                        (20,129)    (6,520)    (36,119)  (12,086)

Cash flows from financing activities:

 Net increase in time certificates
  of deposit                            6,781      3,989      19,331     3,779
 Net increase (decrease) in demand,
  NOW, regular savings and money
  market deposit accounts                (203)     2,378      11,537     8,879
 Net increase (decrease) in securities
  sold under agreements to repurchase     723      2,355      (3,696)   (2,445)
 Net increase (decrease) in short-term
  borrowings                           10,000     (4,704)     10,000
 Payments of long-term borrowings         (11)       (10)        (31)      (28)
 Proceeds from exercise of stock
  options                                  43                    310        36
 Purchase of treasury stock                         (451)       (304)   (1,208)
 Dividends paid on common stock          (328)      (280)       (949)     (807)
                                     --------   --------    --------   --------

   Net cash provided by financing
    activities                         17,005      3,277      36,198     8,206
                                     --------   --------    --------   --------

   Net increase (decrease) in cash
    and due from banks                 (1,938)    (3,621)      2,935      (838)

Cash and due from banks at
 beginning of period                   23,002     20,554      18,129    17,771
                                     --------   --------    --------   --------

   Cash and due from banks at
    end of period                    $ 21,064   $ 16,933    $ 21,064   $16,933
                                     =========  =========   =========  ========

See accompanying notes to unaudited consolidated financial statements.


                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        Part I - Financial Information
                        Item 1.   Financial Statements
             Notes to Unaudited Consolidated Financial Statements
                             September 30, 1997

Note 1. BASIS OF PRESENTATION

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

      Certain information in the 1996 financial statements has been reclassified to conform with the 1997 presentation.

Note 2. SECURITIES

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of related tax effects. At September 30, 1997 and December 31, 1996, the Company had no securities classified as trading securities.

      The amortized cost, estimated market value and carrying value of securities at September 30, 1997 and December 31, 1996 were as follows:

                                         Amortized      Estimated     Carrying
At SEPTEMBER 30, 1997                       Cost       Market Value     Value
                                         ---------     ------------   --------
                                                      (In Thousands)

SECURITIES HELD TO MATURITY
 US Government agency obligations        $  12,500      $  12,509    $  12,500
                                          --------       --------     --------
   Total securities held to maturity     $  12,500      $  12,509    $  12,500
                                          ========       ========     ========
SECURITIES AVAILABLE FOR SALE
  US Treasury obligations                $  40,356      $  40,681    $  40,681
  US Government agency obligations          40,235         40,241       40,241
  Other corporate obligations                1,983          1,993        1,993
  Mutual Fund                                5,482          5,515        5,515
  Marketable equity securities               4,773         10,739       10,739
                                          --------       --------     --------
   Total securities available for sale   $  92,829      $  99,169    $  99,169
                                          ========       ========     ========




                                         Amortized      Estimated     Carrying
At DECEMBER 31, 1996                        Cost       Market Value     Value
                                         ---------     ------------   --------
                                                      (In Thousands)

SECURITIES HELD TO MATURITY
 US Government agency obligations        $   9,500      $   9,493    $   9,500
                                          --------       --------     --------
   Total securities held to maturity     $   9,500      $   9,493    $   9,500
                                          ========       ========     ========
SECURITES AVAILABLE FOR SALE
 US Treasury obligations                 $  25,847      $  25,852    $  25,852
 US Government agency obligations           52,749         52,558       52,558
 Other corporate obligations                 5,476          5,449        5,449
 Mutual Fund                                 5,239          5,244        5,244
 Marketable equity securities                7,073         10,320       10,320
                                          --------       --------     --------
   Total securities available for sale   $  96,384      $  99,423    $  99,423
                                          ========       ========     ========



Note 3. LOANS

     Loans consist of the following at:

                                              September 30,    December 31,
                                                  1997             1996
                                              -------------    ------------
                                                        (In Thousands)


Commercial, financial and agricultural           $   9,808       $    9,849
Real estate-residential                            157,013          122,561
Real estate-commercial                              64,028           58,302
Real estate-construction and
  land development                                   2,919            3,030
Installment                                          4,448            4,488
Other                                               11,094            8,109
                                                  --------         --------
 Total loans                                       249,310          206,339
Less:
 Unearned income                                    (1,705)          (1,860)
 Allowance for possible loan losses                 (3,820)          (3,676)
                                                   --------        ---------
Net loans                                        $ 243,785       $  200,803
                                                   ========        =========


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

      Changes in the allowance for possible loan losses are as follows:

                                      Three months ended    Nine months ended
                                         September 30,         September 30,
                                      ------------------    -----------------
                                         1997     1996        1997     1996
                                        ------   ------      ------   ------
                                                   (In Thousands)


Balance, beginning of period          $ 3,834   $ 3,701    $ 3,676  $ 3,704
Provision for possible loan losses        150       150        325      600
Loans charged off                        (192)     (117)      (242)    (940)
Recoveries of loans previously
 charged off                               28       108         61      478
                                       ------   -------     ------   ------
Balance, end of period                $ 3,820   $ 3,842    $ 3,820  $ 3,842
                                       ======    ======     ======   ======


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

      The following presents information on impaired loans at or for the three and nine months ended September 30, 1997 and 1996:

                                                           1997   1996
                                                          -----   -----
                                                          (In Thousands)


Recorded investment in impaired loans                     $ 882    $ 917
                                                          =====    =====
Average year-to-date recorded investment
 in impaired loans                                        $ 808    $ 569
                                                          =====    =====

Impaired loans with specific loss allowances              $ 882    $ 917
                                                          =====    =====

Loss allowances reserved on impaired loans                $ 195    $ 323
                                                          =====    =====

Income recognized on impaired loans during
 the three months ended September 30                      $   0    $   0
                                                          =====    =====

Income recognized on impaired loans during
 the nine months ended September 30                       $   0    $   4
                                                          =====    =====


        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company does not recognize income.

Note 4. INTEREST BEARING DEPOSITS

     Interest bearing deposits consist of the following at:

                                               September 30,    December 31,
                                                   1997            1996
                                               -------------    ------------
                                                       (In Thousands)


NOW and Super NOW accounts                     $ 116,211        $ 108,941
Savings accounts                                  36,165           36,217
Money market deposit accounts                     11,629           11,595
Time certificates                                134,928          115,597
                                               ----------       ---------

                                               $ 298,933        $ 272,350
                                               ==========       =========


Note 5. SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

                                 Three months ended       Nine months ended
                                     September 30,           September 30,
                                 -------------------     -----------------
                                    1997       1996         1997       1996
                                 --------    -------      -------    -------
                                                 (In Thousands)


Cash paid for interest           $ 3,478     $ 3,191      $ 9,885     $ 8,764
Income taxes paid                    815         200        2,015       1,300
Non-cash investing activities:
     Real estate acquired
     in settlement of loans           67         148          338         930


Note 6. STOCK SPLIT

      On April 14, 1997, the Board of Directors of the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, payable on May 9, 1997, to stockholders of record on April 25, 1997. The par value of the common stock was not changed as a result of the split, therefore the par value of the additional shares was transferred from additional paid in capital to common stock. All share and per share information have been restated to reflect this stock split.

Note 7. ACQUISITION

      On April 29, 1997, the Company and its wholly-owned subsidiary, Granite Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with Primary Bank pursuant to which Primary Bank will be merged with and into Granite Bank (the "Merger"). As of September 30, 1997, Primary Bank had total assets of approximately $390 million. The Merger was completed at the close of business on October 31, 1997. At that time, each share of Primary Bank common stock converted into 1.1483 shares of the common stock of the Company, based on the exchange ratio as set forth in the Agreement, resulting in the Company issuing 2,520,156 shares of common stock in exchange for Primary Bank common stock. For further information, refer to Item 5 of this Form 10-Q.

The following unaudited pro forma combined condensed statements give effect to the acquisition under the pooling-of-interests method of accounting, but do not reflect anticipated merger expenses and nonrecurring charges (which management estimates will be $6,000,000 on a pretax basis and $4,400,000 net of tax benefits of $1,600,000) or estimated expense savings and revenue enhancements anticipated as a result of the acquisition.

         Pro Forma Combined Condensed Statement of Financial Condition
                               September 30, 1997
                      ($ in thousands, except per share data)

                                            Primary   Pro Forma    Pro Forma
                                  Company     Bank    Adjustment    Company
ASSETS                            -------   -------   ----------   ---------

 Securities held to maturity    $  12,500  $ 45,074                $  57,574
 Securities available for sale,
   at market value                 99,169    46,914                  146,083
 Mortgage -backed securities
   held to maturity                          14,079                   14,079
 Net loans                        243,785   242,714                  486,499
 Other assets                      58,713    41,152                   99,865
                                  -------   -------    --------      -------
  Total Assets                  $ 414,167 $ 389,933                $ 804,100
                                  =======   =======    ========      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

 Deposits                       $ 335,022 $ 309,564                $ 644,586
 Securities sold under
  agreements to repurchase         27,839    31,104                   58,943
 Borrowed funds                    10,660    15,504                   26,164
 Other liabilities                  4,337     2,918                    7,255
                                  -------   -------                  -------
  Total Liabilities               377,858   359,090                  736,948

STOCKHOLDERS' EQUITY               36,309    30,843                   67,152
                                  -------   -------                  -------
  Total Liabilities and
   Stockholders' Equity         $ 414,167 $ 389,933                $ 804,100
                                  =======   =======                  =======

Common shares outstanding       3,041,187           <F1>2,414,340  5,455,527

Pro forma common stockholders'
 equity per share               $   11.94                          $   12.31
                                  =======                            =======



              Pro Forma Combined Condensed Statements of Earnings
                   ($ in thousands, except per share data)

                                            Primary   Pro Forma    Pro Forma
                                  Company     Bank    Adjustment    Company
FOR THE THREE MONTHS ENDED        -------   -------   ----------   ---------
    SEPTEMBER 30, 1997


Interest income on loans        $   5,476  $  5,430                 $ 10,906
Interest and dividend income
  on securities                     1,738     2,088                    3,826
Other interest income                  61       101                      162
                                  -------   -------     -------      -------
Total interest and dividend
 income                             7,275     7,619                   14,894
Interest expense on  deposits       3,105     2,813                    5,918
Interest expense on borrowed funds    391       959                    1,350
                                  -------   -------     -------      -------
Total interest expense              3,496     3,772                    7,268
                                  -------   -------     -------      -------
Net interest and dividend income    3,779     3,847                    7,626
Provision for possible loan losses    150       550                      700
                                  -------   -------     -------      -------
Net int. and div. income after
 loan loss provision                3,629     3,297                     6,926
Net gains on sales of securities
 available for sale                   103        12                       115
Other noninterest income              614       771                     1,385
Noninterest expense                 2,653     3,510                     6,163
                                  -------   -------     -------      --------
Earnings before income taxes        1,693       570                     2,263
Income taxes                          587                                 587
                                  -------   -------     -------      --------

          Net earnings          $   1,106  $    570                 $   1,676
                                  =======   =======     =======       =======

Weighted average common shares:
 -Primary                       3,131,242           <F1>2,633,270   5,764,512
 -Fully diluted                 3,134,832           <F1>2,637,409   5,772,241

Net earnings per common share:
 -Primary                       $    0.35                           $    0.29
                                 ========                            ========
 -Fully diluted                 $    0.35                           $    0.29
                                 ========                            ========


FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1997


Interest income on loans        $  15,156  $ 15,894                $   31,050
Interest and dividend income
 on securities                      5,320     7,275                    12,595
Other interest income                 343       136                       479
                                  -------   -------    -------        -------
Total interest and dividend
 income                            20,819    23,305                    44,124
Interest expense on deposits        8,922     8,362                    17,284
Interest expense on borrowed funds  1,003     3,565                     4,568
                                  -------   -------    -------        -------
Total interest expense              9,925    11,927                    21,852
                                  -------   -------    -------        -------
Net interest and dividend income   10,894    11,378                    22,272
Provision for possible loan losses    325     1,300                     1,625
                                  -------   -------    -------        -------
Net int. and div. income after
  loan loss provision              10,569    10,078                    20,647
Net gains on sales of securities
 available for sale                 2,149        39                     2,188
Other noninterest income            1,712     2,175                     3,887
Noninterest expense                 8,110    10,983                    19,093
                                  -------   -------    -------        -------
Earnings before income taxes        6,320     1,309                     7,629
Income taxes                        2,296                               2,296
                                  -------   -------    -------        -------

          Net earnings          $   4,024  $  1,309                 $   5,333
                                  =======   =======    =======        =======

Weighted average common shares:
 -Primary                       3,092,200           <F1>2,595,808   5,688,008
 -Fully diluted                 3,115,970           <F1>2,631,182   5,747,152

Net earnings per common share:
 -Primary                       $    1.30                           $    0.94
                                 ========                           =========
 -Fully diluted                 $    1.29                           $    0.93
                                 ========                           =========



              Pro Forma Combined Condensed Statements of Earnings
                   ($ in thousands, except per share data)

                                            Primary   Pro Forma    Pro Forma
FOR THE THREE MONTHS ENDED        Company     Bank    Adjustment    Company
    SEPTEMBER 30, 1996            -------   -------   ----------   ---------

Interest income on loans        $   4,558  $  4,918                  $  9,476
Interest and dividend income
 on securities                      1,718     2,318                     4,036
Other interest income                 133        33                       166
                                  -------   -------    -------        -------
Total interest and dividend
 income                             6,409     7,269                    13,678
Interest expense on deposits        2,670     2,835                     5,505
Interest expense on borrowed funds    335     1,067                     1,402
                                  -------   -------    -------        -------
Total interest expense              3,005     3,902                     6,907
                                  -------   -------    -------        -------
Net interest and dividend income    3,404     3,367                     6,771
Provision for possible loan losses    150       390                       540
                                  -------   -------    -------        -------
Net int. and div. income after
 loan loss provision               3,254      2,977                     6,231
Net gains on sales of securities
 available for sale                  186          3                       189
Other noninterest income             670        652                     1,322
Noninterest expense                2,631      2,897                     5,528
                                  ------     ------     -------       -------
Earnings before income taxes       1,479        735                     2,214
Income taxes (benefit)               504       (100)                      404
                                  ------     -------    -------       -------
          Net earnings          $    975   $    835                  $  1,810
                                 =======    =======     =======       =======


Weighted average common shares:
 -Primary                     3,145,758             <F1>2,389,587   5,535,345
 -Fully diluted               3,147,058             <F1>2,397,564   5,544,622

Net earnings per common share:
 -Primary                       $   0.31                             $   0.33
                                 =======                              =======
 -Fully diluted                 $   0.31                             $   0.33
                                 =======                              =======


FOR THE NINE MONTHS ENDED
    SEPTEMBER 30, 1996


Interest income on loans        $ 13,361  $  14,691                  $ 28,052
Interest and dividend income
 on securities                     5,069      6,506                    11,575
Other interest income                500         78                       578
                                 -------    -------                   -------
Total interest and dividend
 income                           18,930     21,275                    40,205
Interest expense on deposits       7,862      8,545                    16,407
Interest expense on borrowed funds   888      2,887                     3,775
                                  ------    -------                   -------
Total interest expense             8,750     11,432                    20,182
                                  ------    -------                   -------
Net interest and dividend income  10,180      9,843                    20,023
Provision for possible loan losses   600        686                     1,286
                                  ------    -------                   -------
Net int. and div. income after
 loan loss provision               9,580      9,157                    18,737
Net gains on sales of securities
 available for sale                  475         56                       531
Other noninterest income           2,039      1,835                     3,874
Noninterest expense                7,819      8,880                    16,699
                                  ------    -------                   -------
Earnings before income taxes       4,275      2,168                     6,443
Income taxes (benefit)             1,470       (240)                    1,230
                                  ------    -------                   -------

          Net earnings          $  2,805  $   2,408                  $  5,213
                                  ======    =======                   =======


Weighted average common shares:
 -Primary                      3,181,761            <F1>2,385,814   5,567,575
 -Fully diluted                3,185,334            <F1>2,392,949   5,578,283

Net earnings per common share:
 -Primary                       $   0.88                             $   0.94
                                 =======                              =======
 -Fully diluted                 $   0.88                             $   0.93
                                 =======                              =======

<F1>    The pro forma financial statements reflect the exchange of Primary
        Bank Common Stock for Granite State Bankshares, Inc. Common Stock in connection with the Primary Bank acquisition at the exchange ratio of 1.1483.

                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        Part I - Financial Information
   Item 2.  Management's Discussion and Analysis of Financial Condition and
                           Results of Operations
                             September 30, 1997

GENERAL

      All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole.

      The principal business of the Company is to serve as a financial intermediary attracting deposits from the general public and making both secured and unsecured loans. The operating results of the Company depend primarily on net interest income earned by the Company's subsidiary, Granite Bank (the "subsidiary bank"). Net interest income is the difference between interest and dividend income on interest earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, which consist of deposits and borrowings. Operating results of the Company also depend upon the provision for possible loan losses, noninterest income, noninterest expense and income tax expense.

      On April 14, 1997, the Board of Directors of the Company declared a three-for-two stock split, effected in the form of a 50% stock dividend, payable on May 9, 1997, to stockholders of record on April 25, 1997. All share and per share information has been restated to reflect this stock split.

      On April 29, 1997, the Company and its wholly-owned subsidiary, Granite Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with Primary Bank pursuant to which Primary Bank will be merged with and into Granite Bank (the "Merger"). As of September 30, 1997, Primary Bank had total assets of approximately $390 million. The Merger was completed at the close of business on October 31, 1997. At that time, each share of Primary Bank common stock converted into 1.1483 shares of the common stock of the Company, based on the exchange ratio as set forth in the Agreement, resulting in the Company issuing
2,520,156 shares of common stock in exchange for Primary Bank common stock. It is expected that the fourth quarter will be negatively impacted by merger expenses and nonrecurring charges related to the merger, which management estimates will be $6,000,000 on a pretax basis and $4,400,000 after estimated tax benefits of $1,600,000. For further information, refer to Note 7 of Notes to Unaudited Consolidated Financial Statements and Item 5 of this Form 10-Q.

FINANCIAL CONDITION

      Total assets increased by $43,734,000 or 11.81%, from $370,433,000 at December 31, 1996, to $414,167,000 at September 30, 1997.

      Cash and due from banks increased by $2,935,000 from $18,129,000 at December 31, 1996 to $21,064,000 at September 30, 1997. The increase was funded with proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston.

      Interest bearing deposits with the Federal Home Loan Bank of Boston decreased $4,212,000, from $17,993,000 at December 31, 1996 to $13,781,000 at September 30, 1997. Such investments are short-term overnight deposits and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale and as balances of interest bearing liabilities such as deposits, securities sold under agreement to repurchase and short-term borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

      Securities held to maturity increased $3,000,000, from $9,500,000 at December 31, 1996 to $12,500,000 at September 30, 1997, as proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston were invested in higher yielding instruments.

      Securities available for sale decreased $254,000, from $99,423,000 at December 31, 1996 to $99,169,000 at September 30, 1997. The decrease in securities available for sale is net of a noncash increase in the net unrealized gains on securities available for sale of $3,300,000.

      Net loans were $243,785,000 at September 30, 1997, an increase of $42,982,000 from $200,803,000 at December 31, 1996. The increase reflects strong loan demand in the residential real estate sector of the market, including multi-family real estate. Since July 1, 1996, the subsidiary bank has been originating fifteen year fixed rate residential real estate loans for its loan portfolio. Such loans had previously been sold into the secondary mortgage market. Loan growth was funded primarily by an increase in deposits and proceeds from decreases in interest bearing deposits with the Federal Home Loan Bank of Boston.

      Total deposits increased $30,868,000, from $304,154,000 at December 31, 1996 to $335,022,000 at September 30, 1997. The increases primarily came from increases in NOW and Super NOW accounts of $7,270,000, increases in time certificates of $19,331,000 and increases in noninterest bearing deposits of $4,285,000. Such increases are the result of the continued success of one of the subsidiary bank's NOW account products and the competitive rates offered by the subsidiary bank on certain time certificates. The increase in deposits was used to fund loan growth.

      Securities sold under agreements to repurchase decreased
$3,696,000, from $31,535,000 at December 31, 1996 to $27,839,000 at
September 30, 1997. The decrease was funded by a decrease in interest bearing deposits with the Federal Home Loan Bank of Boston.

      Short-term borrowings were from the Federal Home Loan Bank of Boston and increased $10,000,000 to $10,000,000 at September 30, 1997 from $0 at December 31, 1996. Such borrowings were invested in interest bearing deposits with the Federal Home Loan Bank of Boston which were then used to fund other interest earning assets, interest bearing liabilities and cash and due from bank requirements.

      Stockholders' equity increased by $5,013,000 during the first nine months of 1997, from $31,296,000 at December 31, 1996, to $36,309,000 at
September 30, 1997. The increase was due to $4,024,000 of net earnings, $310,000 relating to the issuance of common stock upon the exercise of common stock options, a tax benefit of $110,000 associated with the exercise of the options and an increase of $1,885,000 in unrealized gains on securities available for sale, net of related tax effects, partially offset by $1,012,000 of common stock dividends declared, and $304,000 in repurchases of treasury stock.

Stock Repurchase Plan

      On August 13, 1996, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% of its outstanding common shares from time to time. Shares repurchased under the Program may be held in treasury, retired or used for general corporate purposes. The Company had repurchased 72,549 shares under the Program, representing 2.44% of common shares outstanding at August 13, 1996. There were no shares repurchased under the Program during the quarters ended June 30, 1997 and September 30, 1997, and, as a result of the Agreement and Plan of Reorganization entered into with Primary Bank on April 29, 1997 (see
Note 7 of Notes to Unaudited Consolidated Financial Statements and Item 5 of this Form 10-Q), the Stock Repurchase Program has been terminated.

RESULTS OF OPERATIONS

Net Earnings

      Net earnings for the three and nine months ended September 30, 1997 were $1,106,000 and $4,024,000, compared to $975,000 and $2,805,000 for the three and nine months ended September 30, 1996. Net earnings for the three and nine months ended September 30, 1997, increased 13.44% and 43.46%, respectively, over net earnings for the three and nine months ended September 30, 1996. Earnings per common share for the three and nine months ended September 30, 1997 were $0.35 and $1.30 ($1.29 fully diluted), compared to $0.31 and $0.88 for the three and nine months ended September 30, 1996. The increase in net earnings for the three months ended September 30, 1997, compared to the three months ended September 30, 1996, was primarily due to an increase in net interest income of $375,000 partially offset by a decrease in noninterest income of $139,000 and an increase in noninterest expense of $22,000. The increase in net earnings for the nine months ended September 30, 1997, compared to net earnings for the nine months ended September 30, 1996, was primarily due to an increase in net interest income of $714,000, an increase in noninterest income of $1,347,000 and a decrease in the provision for possible loan losses of $275,000, partially offset by an increase in noninterest expense of $291,000.

Interest and Dividend Income

      Interest and dividend income for three and nine months ended September 30, 1997 was $7,275,000 and $20,819,000, compared to
$6,409,000 and $18,930,000 for the corresponding periods in 1996. Average interest earning assets for the three and nine months ended September 30, 1997 were $357,251,000 and $345,740,000, respectively, and for the three and nine months ended September 30, 1996 were $320,025,000 and $314,319,000, respectively. The yield on interest earning assets was 8.08% and 8.05%, respectively, for the three and nine months ended September 30, 1997, compared to 7.97% and 8.05%, respectively, for the same periods in 1996.

      The increase in interest and dividend income for the three and nine months ended September 30, 1997 compared to the three and nine months ended September 30, 1996 is primarily attributable to an increase in average interest earning assets for the three and nine months ended September 30, 1997 compared to the same periods in 1996.

Interest Expense

      Interest expense for the three and nine months ended September 30, 1997 was $3,496,000 and $9,925,000, compared to $3,005,000 and
$8,750,000 for the corresponding periods in 1996. Average interest bearing liabilities for the three and nine months ended September 30, 1997 were $325,713,000 and $315,801,000, respectively, and for the three and nine months ended September 30, 1996 were $292,369,000 and $286,372,000, respectively. The rates paid on interest bearing liabilities were 4.26% and 4.20%, respectively, for the three and nine months ended September 30, 1997, compared to 4.09% and 4.08%, respectively, for the same periods in 1996.

      The increase in interest expense for the three and nine months ended September 30, 1997 compared to the same periods in 1996 is primarily due to an increase in the average balance of interest bearing liabilities coupled with an increase in the interest rates paid on these liabilities for the three and nine months ended September 30, 1997 compared to the same periods in 1996.

Net Interest Income

      Net interest income increased by $375,000 for the three months ended September 30, 1997 compared to the same period in 1996 and increased by $714,000 for the nine months ended September 30, 1997 compared to the same period in 1996. The increase for the three and nine months ended September 30, 1997 compared to the same periods in 1996 relates to an increase in interest earning assets, partially offset by reductions in the interest rate spread and the net yield on interest earning assets, as the rates paid for interest bearing liabilities increased for the three and nine months ended September 30, 1997 compared to the same periods in 1996, while the yields realized on interest earning assets decreased for the three months ended September
30, 1997 compared to the three months ended September 30, 1996 and were stable for the nine months ended September 30, 1997 compared to the same period in 1996. The Company's interest rate spread was 3.82% and 3.85%, for the three and nine months ended September 30, 1997, compared to 3.88% and 3.96% for the three and nine months ended September 30, 1996. The net yield on interest earning assets for the three and nine months ended September 30, 1997 was 4.19% and 4.21%, compared to 4.23% and 4.33% for the three and nine months ended September 30, 1996.

Provision for Possible Loan Losses

      The provision for possible loan losses for the three and nine months ended September 30, 1997 was $150,000 and $325,000, compared to $150,000 and $600,000 for the three and nine months ended September 30, 1996. The decrease in the provision for the nine months ended September 30, 1997, compared to the same period in 1996, related primarily to a decrease in net loan charge-offs for the nine months ended September 30, 1997 compared to the same period in 1996, as well as management's evaluation of the adequacy of the level of the allowance in relation to nonperforming loans and total loans.

      Nonperforming loans totaled $2,198,000 at September 30, 1997, an increase of $176,000 from $2,022,000 at December 31, 1996. The level of net charge-offs (recoveries) for the three and nine months ended
September 30, 1997 was $164,000 and $181,000, compared to $9,000 and
$462,000, for the corresponding periods a year ago.

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

Noninterest Income

      Noninterest income for the three and nine months ended September
30, 1997 totaled $717,000 and $3,861,000, compared to $856,000 and
$2,514,000 for the same periods in 1996. The significant changes in the components of noninterest income for the three and nine months ended September 30, 1997 compared to the same periods in 1996 were primarily net gains on sales of securities available for sale of $103,000 and $2,149,000 for the three and nine months ended September 30, 1997, compared to $186,000 and $475,000 for the three and nine months ended September 30, 1996, and a decrease in net gains on sale of loans which were $120,000 and $266,000 for the three and nine months ended September
30, 1997 compared to $124,000 and $451,000 for the same periods in 1996.
The $1,674,000 increase in net gains on sales of securities available for sale for the nine months ended September 30, 1997 compared to the same period in 1996 was primarily the result of the Company selling certain of its equity investments available for sale during the first quarter of 1997, based on a perceived volatility in the stock markets, as a result of significant increases in the market values of stocks over the past few years. The decrease in net gains on sales of loans for the nine months ended September 30, 1997 compared to the same period in 1996, relates primarily to the decreased volume in the sale of loans into the secondary mortgage market, as a result of the subsidiary bank originating fifteen year fixed rate loans for portfolio that were previously sold into the secondary mortgage market, as well as a decrease in the volume of thirty year fixed rate loan originations that are still being sold into the secondary mortgage market.

Noninterest Expense

      Noninterest expense for the three and nine months ended September 30, 1997 totaled $2,653,000 and $8,110,000, compared to $2,631,000 and
$7,819,000 for the same periods a year earlier. The increase of $22,000 for the three months ended September 30, 1997, compared to 1996 relates primarily to an increase of $155,000 associated with salaries and benefit expenses, partially offset by a decrease of $10,000 in occupancy and equipment expenses, a decrease of $31,000 in costs associated with the holding and disposition of other real estate owned and a decrease in other noninterest expenses of $92,000. The increase of $291,000 for the nine months ended September 30, 1997, compared to 1996 relates primarily to, an increase of $559,000 associated with salaries and benefit expenses and an increase of $39,000 in occupancy and equipment expenses, partially offset by a decrease of $177,000 in costs associated with the holding and disposition of other real estate owned and a decrease of $130,000 in other noninterest expenses. The decrease in other noninterest expenses for the three months ended September 30, 1997 compared to the same period in 1996 related primarily to a decrease in deposit insurance premiums paid to the Federal Deposit Insurance Corporation ("FDIC") of $197,000, partially offset by an increase in advertising expense of $62,000. The decrease in other noninterest expense for the nine months ended September 30, 1997 compared to the same period in 1996 related primarily to a decrease in deposit insurance premiums paid to the FDIC of $232,000 partially offset by an increase in advertising expense of $113,000. The decrease in FDIC deposit insurance premiums for the three and nine months ended September 30, 1997 compared to the same periods in 1996, related primarily to a special assessment of $187,000 by the FDIC on the Company's Savings Association Insurance Fund ("SAIF") assessable Oakar deposits, as a result of legislation signed by the President of the United States on September 30, 1996 to recapitalize the SAIF.

Income Taxes

      Income taxes for the three and nine months ended September 30, 1997 were $587,000 and $2,296,000, compared with $504,000 and $1,470,000 for the same periods in 1996. The increase in income tax expense for the three and nine months ended September 30, 1997 compared with the same periods in 1996 related primarily to the increase in earnings before income taxes and an increase in state income tax expense. Income tax expense as a percentage of earnings before income taxes was 34.67% and 36.33% for the three and nine months ended September 30, 1997, compared with 34.08% and 34.39% for the same periods a year earlier.

Risk Elements

      Total nonperforming loans increased from $2,022,000 or 0.98% of total loans, at December 31, 1996, to $2,198,000 or 0.88% of total loans, at September 30, 1997. During the same period, other real estate owned, declined from $1,512,000 to $1,013,000. The allowance for possible loan losses as a percent of total nonperforming loans was 173.79% at September 30, 1997, compared with 181.80% at December 31, 1996.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.78% and 0.95%, as of September 30, 1997 and December 31, 1996, respectively.

                                      September 30, 1997    December 31, 1996
                                      ------------------    -----------------
                                                   ($ in Thousands)

Loans 90 days or more past due
  and still accruing                      $     262            $      93
                                          =========            =========

Nonaccrual/nonperforming loans            $   2,198            $   2,022

Other real estate owned                       1,013                1,512
                                          ---------            ---------

        Total nonperforming assets        $   3,211            $   3,534
                                          =========            =========

Allowance for possible loan losses        $   3,820            $   3,676


Nonperforming loans as a percent of
 total loans                                   0.88%                0.98%


Allowance for possible loan losses
  as a percent of total nonperforming
  loans                                      173.79%              181.80%

Nonperforming assets as a percent of
  total assets                                 0.78%                0.95%



Liquidity

      The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At September 30, 1997, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $10,660,000, with an additional available borrowing capacity of approximately $179,478,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $13,781,000 and securities available for sale were $99,169,000.
Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $95,415,000, all of which have remaining maturities of less than five years and a weighted-average maturity of approximately thirty two months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

      The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at September 30, 1997 and December 31, 1996.

      Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At September 30, 1997 and December 31, 1996, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at September 30, 1997, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

        At September 30, 1997 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                              September 30, 1997
                                          --------------------------

                                           Subsidiary
                                              Bank          Company
                                           ----------       --------


Tier I leverage capital                       7.05%           7.39%

Tier I capital to risk-weighted assets       12.29%          12.75%

Total capital to risk-weighted assets        13.42%          13.84%



Consolidated Quarterly Average Balances and Interest Rates

      The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.


                                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                          CONSOLIDATED QUARTERLY AVERAGE BALANCES AND INTEREST RATES
                                           (dollars in thousands)


                                      1997 QTD                                    1996 QTD
                           ----------------------------------------------------  -----------------

                             Third Quarter    Second Quarter    First Quarter      Fourth Quarter
                            Avg. bal.  Rate  Avg. bal.   Rate  Avg. bal.   Rate   Avg. bal.   Rate
                           ---------  ----- ---------   ----- ---------   -----  ---------   -----

Assets:
  Loans                    $ 240,177  9.05%  $219,004   9.17% $ 205,810   9.23%  $ 200,089   9.37%
  Securities and
   interest earning
    investments              117,074  6.10%   126,423   6.16%   128,480   6.08%    128,462   5.91%
                           ---------  ----- ---------   ----- ---------   -----  ---------   -----

    Total interest
     earning assets          357,251  8.08%   345,427   8.07%   334,290   8.02%    328,551   8.02%

  Noninterest earning
   assets                     42,038           39,971            39,482             39,690
  Allowance for loan
   losses                     (3,874)          (3,755)           (3,667)            (3,849)
                           ---------        ---------         ---------          ---------

     Total Assets          $ 395,415        $ 381,643         $ 370,105          $ 364,392
                           =========        =========         =========          =========

Liabilities and
 stockholders' equity:

  Savings deposits         $ 162,203  3.01% $ 162,011   3.04% $ 159,350   3.03%  $ 159,587   3.06%
  Time Deposits              130,920  5.68%   127,867   5.60%   118,938   5.53%    112,948   5.45%
  Other borrowed funds        32,590  4.76%    24,795   4.61%    28,520   4.68%     27,606   4.58%
                           ---------  ----- ---------   ----- ---------   -----  ---------   -----

    Total int. bearing
     liabilities             325,713  4.26%   314,673   4.20%   306,808   4.15%    300,141   4.10%

  Noninterest bearing
   deposits                   31,483           31,419            29,039             31,376
  Other liabilities            3,430            2,743             2,190              2,420
  Stockholders' equity        34,789           32,808            32,068             30,455
                           ---------        ---------         ---------          ---------

Total liab. and stock-
 holders' equity           $ 395,415        $ 381,643         $ 370,105          $ 364,392
                           =========        =========         =========          =========


Interest rate spread                  3.82%             3.87%             3.87%              3.92%
                                      =====             =====             =====              =====


Net average earning
 balance / Net yield on
  interest earning assets  $  31,538  4.19% $ 30,754    4.24% $ 27,482    4.20%  $ 28,410    4.27%
                           =========  ===== =========   ===== ========    =====  ========    =====



                                                1996 QTD                              1995 QTD
                           ----------------------------------------------------   ----------------
                             Third Quarter    Second Quarter    First Quarter      Fourth Quarter
                            Avg. bal.  Rate  Avg. bal.   Rate  Avg. bal.   Rate   Avg. bal.   Rate
                           ---------  ----- ---------   ----- ---------   -----  ---------   -----

Assets:
  Loans                    $ 195,834  9.26%  $ 187,531  9.36%  $ 188,026  9.49%   $ 188,881  9.79%
  Securities and
   interest earning
   investments               124,191  5.93%    123,577  6.11%    123,735  5.98%     122,756  5.76%
                           ---------  -----  ---------  -----  ---------  -----   ---------  -----

    Total interest
     earning assets          320,025  7.97%    311,108  8.07%    311,761  8.10%     311,637  8.20%

  Noninterest earning
   assets                     38,101            37,090            36,913             36,036
  Allowance for loan
   losses                     (3,715)           (3,708)           (3,733)            (3,602)
                           ---------         ---------         ---------          ---------

     Total Assets          $ 354,411         $ 344,490         $ 344,941          $ 344,071
                           =========         =========         =========          =========


Liabilities and
 stockholders' equity:
  Savings deposits         $ 157,093  3.00%  $ 155,830  2.93%  $ 153,937  2.99%   $ 151,261  3.13%
  Time Deposits              106,790  5.53%    105,344  5.44%    105,626  5.67%     105,370  5.75%
  Other borrowed funds        28,486  4.68%     21,745  4.98%     24,198  4.72%      23,425  4.85%
                           ---------  -----  ---------  -----  ---------  -----   ---------  -----

    Total int. bearing
     liabilities             292,369  4.09%    282,919  4.02%    283,761  4.14%     280,056  4.26%

  Noninterest bearing
   deposits                   30,303            29,410            27,953             30,139
  Other liabilities            1,905             2,089             2,240              4,113
  Stockholders' equity        29,834            30,072            30,987             29,763
                           ---------         ---------         ---------          ---------

Total liab. and
 stockholders' equity      $ 354,411         $ 344,490         $ 344,941          $ 344,071
                           =========         =========         =========          =========


Interest rate spread                  3.88%             4.05%             3.96%              3.94%
                                      =====             =====             =====              =====


Net average earning
 balance / Net yield on
  interest earning assets  $  27,656  4.23%  $  28,189   4.42%  $  28,000  4.33%   $  31,581  4.34%
                           =========  =====  =========   =====  =========  =====   =========  =====


                GRANITE STATE BANKSHARES, INC. AND SUBSIDIARY
                        Part II - Other Information
                              September 30, 1997

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

      None.

Item 3.      Defaults upon Senior Securities

      None.

Item 4.      Submission of Matters to a Vote of  Security Holders

            On September 23, 1997, the Company held a Special Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.

                                                Results of Stockholder Vote
                                            ----------------------------------

                                                                   Abstentions
                                                                   and Broker
  Matter Submitted                             For      Against    Non-Votes
  -----------------                         ---------   -------    -----------


1) The approval of the Agreement and Plan
   of Reorganization as amended, dated as
   of April 29, 1997, among Granite State
   and its wholly owned subsidiary, Granite
   Bank  and Primary Bank, a New Hampshire
   chartered guaranty (stock) savings bank,
   and a related Agreement and Plan of
   Merger as amended between Primary Bank
   and Granite Bank and joined in by
   Granite State.                            2,341,614     3,308         5,990



Item 5.      Other Information

      On April 29, 1997, the Company and its wholly-owned subsidiary, Granite Bank, entered into an Agreement and Plan of Reorganization (the "Agreement") with Primary Bank pursuant to which Primary Bank will be merged with and into Granite Bank (the "Merger"). As of September 30, 1997, Primary Bank had total assets of approximately $390 million. The Merger was completed at the close of business on October 31, 1997. At that time, each share of Primary Bank common stock converted into 1.1483 shares of the common stock of the Company, based on the exchange ratio as set forth in the Agreement, resulting in the Company issuing 2,520,156 shares of common stock in exchange for Primary Bank common stock. For further information, refer to Note 7 of Notes to Unaudited Consolidated Financial Statements and Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations - General of this Form 10-Q.

      The financial statements of Primary Bank that were included with the Company's proxy statement dated August 8, 1997 are incorporated herein by reference thereto. Primary Bank's quarterly report on Form F-4 as filed with the FDIC for the quarter ended June 30, 1997 is included as Exhibit 3 to this Form 10-Q.

Item 6.      Exhibits and Reports on Form 8-K

      1.      Exhibits

                3 Primary Bank Quarterly Report on Form F-4 as filed with the FDIC For the Quarter Ended June 30,1997.

                27    Financial Data Schedule

      2.      Reports on Form 8-K

            A report on Form 8-K was filed on August 13, 1997 for the
                purpose of reporting, pursuant to Item 5 thereof, the termination of the Company's stock repurchase program.

                                SIGNATURES

            Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        GRANITE STATE BANKSHARES, INC.



                                         /s/ Charles W. Smith

                                         ------------------------------------

Dated :   November 13, 1997              By: Charles W. Smith
                                             Chairman and
                                             Chief Executive Officer


                                         /s/ William G. Pike

                                         ------------------------------------

Dated :   November 13,  1997             By: William G. Pike
                                             Executive Vice President and
                                             Chief Financial Officer