Form 10-K
period 1997-12-31
GRANITE STATE BANKSHARES INC
filed 1998-03-27
CIK 792360

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                                 FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

   For the fiscal year ended                   Commission File No. 0-14895
   December 31, 1997

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

Securities registered pursuant to Section 12(g)of the Act:    Common Stock,
                                                              $1.00 par value

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes (X)  No  (  )

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-K or any amendment to this Form 10-K.    (X)

      Issuer's revenues for its fiscal year ended December 31, 1997 were $66,110,000.

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing bid price of March 19, 1998, was $137,078,493. For purposes of this calculation, the affiliates of the Registrant include its directors and executive officers. Although such directors and executive officers of the Registrant performing policy-making functions were assumed to be "affiliates" of the Registrant, this classification is not to be interpreted as an admission of such status.

      As of March 19, 1998, the number of shares of the Registrant's common stock outstanding of record (exclusive of treasury shares) was 5,848,742.

                            DOCUMENTS INCORPORATED
                                BY REFERENCE

      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Annual Report on Form 10-K:

        Document                               Part
        --------                               ----

Annual Report to Stockholders for       Part I, Item 1 (c) (5),
the year ended December 31, 1997        "Statistical Information"

                                        Part II, Item 6
                                        "Selected Financial Data"


                                        Part II, Item 7,
                                        "Management's Discussion and
                                        Analysis of Financial Condition and
                                        Results of Operations"


                                        Part II, Item 7a,
                                        "Quantitative and Qualitative
                                        Disclosures About Market Risk"

                                        Part II, Item 8
                                        "Financial Statements and
                                        Supplementary Data"


Proxy Statement for the 1998            Part III, Item 10,
Annual Meeting of Stockholders          "Directors and Executive Officers
                                        of the Registrant"


                                        Part III, Item 11,
                                        "Executive Compensation"


                                        Part III, Item 12,
                                        "Security Ownership of Certain
                                        Beneficial Owners and Management"


                                        Part III, Item 13,
                                        "Certain Relationships and
                                        Related Transactions"

                  Form 10-K Annual Report -- Table of Contents

                                PART I

                                                               Page
Item 1. Description of Business                                  5


     a. General Development of Business                          5
     b. Financial Information About Industry Segments            5
     c. Narrative Description of Business                        6

             1. General Description of Business                  6
             2. Regulation & Supervision                         7
             3. Monetary Policies                               12
             4. Employees                                       12
             5. Statistical Information                         12

                   A. Distribution of Assets, Liabilities,
                      and Stockholders' Equity;  Interest
                      Rates and Interest Differential           12
                   B. Rate/Volume Analysis                      12
                   C. Investment Portfolio                      13
                   D. Loan Portfolio                            16
                   E. Maturity of Loans                         16
                   F. Nonperforming Loans and Assets            17
                   G. Summary of Loan Loss Experience and
                      Allocation of the Allowance for
                      Possible Loan Losses                      19
                   H. Risks Associated with Commercial
                      Real Estate, Commercial and
                      Construction Loans                        21
                   I. Deposits                                  21
                   J. Maturities of Time Deposits               22
                   K. Return on Equity and Assets               22
                   L. Borrowings                                22
                   M. Competition                               23
                   N. Subsidiaries                              23

      d. Financial Information About Foreign and
         Domestic Operations and Export Sales                   23

Item 2. Properties                                              24

Item 3. Legal Proceedings                                       24

Item 4. Submission of Matters to a Vote of Security Holders     24

Additional Item Executive Officers                              25

                                PART II

                                                                Page
Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                             26

      a. Market Information                                     26
      b. Holders                                                26
      c. Dividends                                              26

Item 6. Selected Financial Data                                 27

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                     27

Item 7a.Quantitative and Qualitative Disclosures About
        Market Risk                                             27

Item 8. Financial Statements and Supplementary Data             27

      a. Financial Statements Required by Regulation S-X        27
      b. Supplementary Financial Information                    27

             1. Selected Quarterly Financial Data               27
             2. Information on the Effects of Changing Prices   27
             3. Information About Oil and Gas Producing
                Activities                                      27

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                  27

                                PART III


Item 10. Directors and Executive Officers of the Registrant     28

Item 11. Executive Compensation                                 28

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                         28

Item 13. Certain Relationships and Related Transactions         28

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                    28

      a. List of Documents filed as Part of this Report         28

             1. Financial Statements                            28
             2. Financial Statement Schedules                   28

      b. Reports on Form 8-K                                    29
      c. Exhibits                                               29

Signatures                                                      31

                                PART I

Item 1. Description of Business

        (a) General Development of Business

      Granite State Bankshares, Inc. ("Granite State" or "Company") is a single-bank holding company which was formed in 1986 to acquire all of the stock of the Granite Bank, formerly Granite Bank of Keene and Keene Savings Bank, upon its conversion from a mutual savings bank to a state-chartered guaranty (stock) savings bank. Since that time, the Company has acquired Primary Bank, the Durham Trust Company, First Northern Co-operative Bank, First National Bank of Peterborough and the Granite Bank of Amherst.

      In March of 1987, Granite State organized a mortgage corporation, GSBI Mortgage Corporation, for purposes of expanding the residential loan programs it could offer, as well as improving the efficiency and effectiveness of its participation in the secondary mortgage markets. The mortgage corporation now operates as a division of Granite Bank and services Cheshire, Hillsborough, Strafford, Merrimack and Rockingham counties, New Hampshire, with a wide variety of mortgage loan products.

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

      In April of 1997, the Company entered into an Agreement and Plan of Reorganization as amended and a related Agreement and Plan of Merger as amended, whereby the Company acquired Primary Bank, headquartered in Peterborough, New Hampshire and merged Primary Bank with and into it's wholly owned subsidiary, Granite Bank. The acquisition and related merger was effective after the close of business October 31, 1997. See also Note B to the Consolidated Financial Statements in the Annual
Report to Stockholders for the year ended December 31, 1997 which is incorporated herein by reference.

        (b) Financial Information about Industry Segments

            Not applicable.

        (c) Narrative Description of Business

        (1) General Description of Business

      Granite State operates as a single bank holding company by virtue of its ownership of 100% of the stock of Granite Bank, a New Hampshire chartered commercial bank (referred to as the "Bank"). The Company has grown profitably over the past several years through several strategic acquisitions and by leveraging its capital. This activity strengthened the franchise and assisted in the transition from a thrift institution into a full-service commercial bank. Currently, the Company does not transact any significant business other than through the Bank.

      The Bank has been and continues to be a community oriented commercial bank offering a variety of financial services. The principal business of the Bank consists of attracting deposits from the general public and underwriting loans secured by residential and commercial real estate and other loans. The bank also originates fixed rate residential real estate loans for sale in the secondary mortgage market.

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

      The Company's distribution network for its services is comprised of its main office in Keene, full-service banking offices in Antrim, Amherst, Chesterfield, Concord, Durham, Hillsborough, Jaffrey,
Merrimack, Milford, Nashua, Portsmouth, Peterborough and Weare and 41 automatic teller machines ("ATMs") located in Antrim, Amherst, Chesterfield, Concord, Dublin, Durham, Fitzwilliam, Greenfield, Hillsborough, Jaffrey, Keene, Merrimack, Milford, Nashua, Portsmouth, Peterborough, West Swanzey, North Swanzey and Weare. All of the office and ATM locations are in the State of New Hampshire.

      The Company is aware of the issues associated with the programming code in existing computer systems as the millennium (year 2000) approaches. The "year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

      The Company is utilizing both internal and external resources to identify, correct or reprogram, and test the systems for the year 2000 compliance. It is anticipated that all reprogramming efforts will be completed by December 31, 1998, allowing adequate time for testing. To date, confirmations have been received from the Company's primary processing vendors that plans are developed to address processing of transactions in the year 2000 and plans are in the process of being developed for actual testing. Management believes that costs related to the year 2000 compliance will not have any significant adverse affect on the Company's earnings.

Risk Management
---------------

      In the normal course of business, the Company is subject to various risks, the most significant of which are credit, liquidity and interest rate risk. Although the Company cannot eliminate these risks, it has risk management processes designed to provide for risk identification, measurement, monitoring and control.

Credit Risk
-----------

      Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms.
Credit risk results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial transactions (which are primarily commitments to originate loans, unused lines and standby letters of credit or unadvanced portions of construction loans). Risk associated with the extension of credit (including off-balance sheet items) includes general risk, which is inherent in the lending business,and risk specific to individual borrowers. Risk associated with purchasing securities primarily centers around the
credit quality of the issuer of the security.   The Company seeks to manage
credit risk through portfolio diversification, investments in highly rated securities, underwriting policies and procedures and loan monitoring practices.

Liquidity Risk
--------------

      Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and invest in strategic initiatives. Liquidity risk represents the likelihood the Company would be unable to generate cash or otherwise obtain funds at reasonable rates for such purposes. Liquidity is managed through the coordination of the relative maturities of assets, liabilities and off-balance sheet positions and is enhanced by the ability to raise funds with direct borrowings.

Interest Rate Risk
------------------

      Interest rate risk arises primarily through the Company's normal business activities of extending loans and taking deposits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the timing, magnitude and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities and off-balance-sheet positions. Interest rate risk also results from, among other factors, changes in the relationship or spread between interest rates. Many factors, including economic and financial conditions, general movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate caps are used to alter the interest rate characteristics on the net interest spread. The Company uses a number of measures to monitor and manage interest rate risk, including financial planning models which recalculate the fair value of the Company assuming instantaneous, permanent parallel shifts in market interest rates.

      For additional information relating to the Company's risk management processes, see Management's Discussion and Analysis of Financial
Condition and Results of Operations included in the Company's Annual Report to Stockholders for the year ended December 31, 1997, which is incorporated herein by reference.

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

      The Bank is required under New Hampshire law to maintain a reserve of the lesser of not less than 12% of the amount of demand deposits and 5% of the amount of time and savings deposits in cash or in specified short-term investments, or the reserve requirements established by the FRB. At December 31, 1997 this requirement was satisfied.

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

      The Bank pays assessments to the Commissioner's office to support its operations. In 1997, these assessments totaled $ 12,214.

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

Investment Authority
--------------------

      The FDIC regulations restrict investments by and activities of insured state banks such as the Bank. Effective December 19, 1992, neither state banks nor their subsidiaries may engage in activities, as principal, not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is and continues to comply with applicable federal capital standards. Additionally, subject to exceptions for majority-owned subsidiaries and certain other limited exceptions, state banks may not acquire or retain any equity investment of a type or in an amount not permissible for national banks. The Federal Deposit Insurance Act does contain a partial exception from these requirements for stock and mutual fund ownership by banks which were authorized to make such investments by state law and had made such investments during a specified time period. The Bank believed it qualified for the exception and applied to the FDIC for approval. During 1993, the Bank received approval from the FDIC to invest in equity securities listed on a national exchange and registered shares of mutual funds, which are otherwise impermissible investments for national banks, in an amount not to exceed 100 percent of its Tier 1 capital, which amounted to $57,342,000 at December 31, 1997.

Capital Requirements
--------------------

      The FDIC has issued regulations that require Bank Insurance Fund-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage (core) capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMELS Rating of 1 (the highest rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 1% to 2%. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights and purchased credit card relationships), identified losses and investments in certain subsidiaries. At December 31, 1997, the Bank's ratio of core capital to average total assets equaled 7.23%, which exceeded the minimum leverage requirement.

      The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.00%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage capital requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1997, the Bank met its risk based capital requirements with a core risk-based capital to risk-weighted assets ratio of 11.24% and a total risk-based capital to risk-weighted assets ratio of 12.49%.

Prompt Corrective Action Regulations
------------------------------------

      Effective December 19, 1992, the regulatory agencies, including the FDIC, were required to take certain supervisory actions against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The regulations generally require subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2% of assets, which appointment is to be made within a maximum of 270 days after the threshold is reached. At December 31, 1997, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations. See also Capital Resources and Liquidity
- Capital Resources in the

Management's Discussion and Analysis Section of the Annual Report to Stockholders for the year ended December 31, 1997.

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

Insurance of Deposits
---------------------

      The deposit accounts of the Bank are insured by the FDIC up to applicable limits, generally $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation, or the establishment or relocation of an office facility. The majority of the Bank's deposits are insured by the Bank Insurance Fund ("BIF"). Approximately 6.3% of the Bank's deposits are OAKAR deposits, which are deposits purchased from institutions previously insured by the Savings Association Insurance Fund ("SAIF"), and are assessed at the premium rate applicable to SAIF deposits.

      During 1997, the Bank paid annual insurance premiums of $82,000 compared with $118,000 in 1996.

      The FDIC has issued regulations which established a system for setting deposit insurance premiums based upon the risks a particular bank or savings association poses to the deposit insurance funds. Under the rule, the FDIC assigns an institution to one of three capital categories consisting of 1) well capitalized, 2) adequately capitalized or 3) undercapitalized, and one of three supervisory subcategories. An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. In view of the BIF's achieving a statutory required capitalization ratio, the FDIC adopted a new assessment rate of 0 to 27 basis points per $100 of deposits.

      On September 30, 1996, the President of the United States signed into law the Deposit Insurance Funds Act of 1997 (the "Funds Act") which, among other things, imposed a special one-time assessment on SAIF deposits to recapitalize the SAIF. As required by the Funds Act, the FDIC imposed a special assessment on SAIF assessable deposits held as of March 31, 1995, payable November 27, 1996 (the "SAIF Special Assessment"). The SAIF Special Assessment on the Bank's SAIF - assessable OAKAR deposits was recognized as an expense in the quarter ended September 30, 1996 and was paid by the Bank during the quarter ended December 31, 1996 and was tax deductible. The SAIF Special Assessment recorded by the Bank amounted to $187,000.

      The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated
6.3 basis points.   Full pro rata sharing of the FICO payments between
BIF and SAIF members will occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged. The Funds Act specifies that the BIF and SAIF will be merged on January 1, 1999, provided no savings associations remain as of that time.

      As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January, 1, 1997, a range comparable to that of BIF members. However, SAIF deposits will continue to be assessed at the higher FICO rate described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, or whether the BIF and SAIF will eventually be merged.

Federal Reserve System
----------------------

      Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the Bank's cost of funds. For most of 1997, these regulations required reserves of 3% of total transaction accounts of up to $49.3 million. Total transaction accounts amounting to over $ 49.3 million required a reserve of $1.5 million plus 10% (this rate is set by the FRB and can range from 8% to 14%) of that portion of total transaction accounts in excess of such amount. In addition, reserves in the amount of 3% must be maintained on non-personal money market deposit accounts. Institutions were permitted to designate and exempt $4.4 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with its reserve requirements at December 31, 1997. The Bank also has the authority to borrow from the Federal Reserve Board "discount window" to meet its short-term liquidity needs.

      During December, 1997, the amount of reservable liabilities exempt from reserve requirements was increased to $4.7 million and the level at which reservable liabilities would be subject to the 10% rate was lowered to $47.8 million. Under the FRB regulations the survivor of a merger is also entitled to a tranche loss adjustment in the calculation of the reserve requirement. In connection with the acquisition of Primary Bank the Company received a tranche loss adjustment of $3.6 million as of October 31, 1997. This tranche loss adjustment is reduced by 12.5% approximately every 3 months and will be reduced to zero by August 12, 1999. The effects of these recent actions will not have any significant impact on the Bank's liquidity and profitability.

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

      The Federal Reserve Board has issued guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks which are members of the Federal Reserve System. These capital requirements generally call for an 8 percent total capital ratio, of which 4 percent must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighting assets and off-balance sheet instruments according to their relative credit risks. In addition to the risk-based capital standard, bank holding companies such as the Company must maintain a minimum leverage ratio of Tier I capital to total assets of at least 4 percent, with Tier I capital for this purpose being defined consistent with the risk-based capital guidelines. At December 31, 1997, Granite State had consolidated Tier I and total risk-based capital ratios of 11.62% and 12.87%, respectively and a leverage ratio of Tier I capital to average total assets of 7.47%.

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

      As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the aggregate of unpaid residential mortgage loan balances and the carrying value of mortgage-backed securities outstanding at the beginning of the year; 5% of FHLB advances outstanding; or 1% of 30% of total assets. As of December 31, 1997, Granite Bank held stock in the FHLB in the amount of $7,201,000 and was required to maintain an investment in such stock of $2,887,000.

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

      (4) Employees

      As of December 31, 1997, Granite State and its subsidiary employed 276 full time equivalent officers and employees. Granite State considers relations with its employees to be satisfactory. None of the employees of the Company or its subsidiary are represented by a collective bargaining group.

      (5) Statistical Information

      The statistical information on Granite State set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

            (A) Distribution of Assets, Liabilities, and Stockholders'
                Equity; Interest Rates and Interest Differential

      Information regarding the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential for each of the three years in the period ended December 31, 1997, on page 19 of the Annual Report to Stockholders for the year ended December 31, 1997 are incorporated herein by reference.

            (B) Rate/Volume Analysis

      Information regarding the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities attributable to changes in interest rates and changes in volume for each of the two years in the period ended December 31, 1997, on page 20 of the Annual Report to Stockholders for the year ended
December 31, 1997 are incorporated herein by reference.

            (C) Investment Portfolio

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders' equity, net of estimated income taxes. The Company classifies its securities into three categories: held-to-maturity, available-for-sale and held for trading. The Company had no securities classified as trading securities at or during the years ended December 31, 1997, 1996 and 1995.
In the fourth quarter of 1997 the acquisition of Primary Bank necessitated a transfer of securities held to maturity with an amortized cost of $22,226,000 and a net unrealized loss of $156,000 to securities available for sale in order to maintain the Company's existing interest rate risk profile.

      The following table sets forth the amortized cost, unrealized gains and losses, and estimated market values of securities held to maturity and securities available for sale at December 31, 1997, 1996 and 1995.


                                Amortized  Unrealized  Unrealized  Estimated
                                  Cost       Gains       Losses   Market Value
                                ---------  ----------  ---------- ------------
                                               (In Thousands)

Securities held to maturity
At December 31, 1997
  US Government agency
      obligations               $  33,910  $     285   $      25  $   34,170
                                  -------     ------      ------     -------
    Total securities held
      to maturity               $  33,910  $     285   $      25  $   34,170
                                  =======     ======      ======     =======
Securities available for sale
At December 31, 1997
  US Treasury obligations       $  82,470  $     499   $          $   82,969
  US Government agency
      obligations                  44,218         31          50      44,199
  Other corporate obligations       8,493         16           1       8,508
  Mortgage-backed securities:
    FNMA                           11,723         49          95      11,677
    FHLMC                           6,562         26          41       6,547
    GNMA                            2,418         84                   2,502
    SBA                               765         17                     782
                                  -------     ------      ------     -------
      Total mortgage-backed
        securities                 21,468        176         136      21,508
    Mutual Fund                     6,005        130          22       6,113
    Marketable equity securities    6,719      8,664                  15,383
                                  -------     ------      ------     -------
      Total securities available
        for sale                $ 169,373  $   9,516   $     209  $  178,680
                                  =======     ======      ======     =======

Securities held to maturity
At December 31, 1996
  US Government agency
     obligations                $  67,711  $     109   $     504  $   67,316
  Mortgage-backed securities:
    FNMA                            7,030         32         141       6,921
    FHLMC                           1,000                     99         901
    GNMA                            7,227        112         113       7,226
    SBA                             1,011         11           7       1,015
    Other                             424                     11         413
                                  -------     ------      ------     -------
      Total mortgage-backed
        securities                 16,692        155         371      16,476
                                  -------     ------      ------     -------
      Total securities held
      to maturity               $  84,403  $     264   $     875  $   83,792
                                  =======     ======      ======     =======


Securities available for sale
At December 31, 1996
  US Treasury obligations       $  25,847  $      26   $      21  $   25,852
  US Government agency
     obligations                   65,748         21         424      65,345
  Other corporate obligations       6,475                     39       6,436
  Mortgage-backed securities:
    FNMA                           33,284         59         233      33,110
    FHLMC                          32,402         39         260      32,181
    GNMA                            3,577          1          69       3,509
                                  -------     ------      ------     -------
      Total mortgage-backed
        securities                 69,263         99         562      68,800
    Mutual Fund                     5,439         11          27       5,423
    Marketable equity securities    7,282      3,329           5      10,606
                                  -------     ------      ------     -------
      Total securities available
         for sale               $ 180,054  $   3,486   $   1,078  $  182,462
                                  =======     ======      ======     =======

Securities held to maturity
At December 31, 1995
  US Government agency
     obligations                $  28,704  $     289   $     159  $   28,834
  Mortgage-backed securities:
    FNMA                            4,643          9          44       4,608
    FHLMC                           1,000                     99         901
    GNMA                            9,102         41         130       9,013
    SBA                             1,317         53           7       1,363
    Other                             621                     11         610
                                  -------     ------      ------     -------
      Total mortgage-backed
        securities                 16,683        103         291      16,495
                                  -------     ------      ------     -------
      Total securities held
         to maturity            $  45,387  $     392   $     450  $   45,329
                                  =======     ======      ======     =======
Securities available for sale
At December 31, 1995
  US Treasury obligations       $  62,037  $     467   $      16  $   62,488
  US Government agency
    obligations                    46,579        126         325      46,380
  Other corporate obligations      11,491          9          67      11,433
  Mortgage-backed securities:
    FNMA                           15,215        225         107      15,333
    FHLMC                          14,680        164          86      14,758
    GNMA                            4,119        166                   4,285
    SBA                               553          4                     557
    Other                              99          3                     102
                                  -------     ------      ------     -------
      Total mortgage-backed
        securities                 34,666        562         193      35,035
    Mutual Fund                     3,523         22          27       3,518
    Marketable equity securities    4,291      2,148           9       6,430
                                  -------     ------      ------     -------
      Total securities available
         for sale               $ 162,587  $   3,334   $     637  $  165,284
                                  =======     ======      ======     =======

      As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 1997, 1996 and 1995, the Company had investments in FHLB of Boston stock of $7,201,000, $6,365,000, and $7,558,000 respectively. At December 31, 1997 the weighted average yield on FHLB of Boston stock was 6.50%.

      The following table sets forth the maturity distribution of securities held to maturity and securities available for sale at December 31, 1997 and the weighted average yields of such securities (calculated on the basis of the cost and effective yields weighted for the scheduled maturity of each security).

                                       Amortized      Weighted
                                         Cost       Average Yield
                                      ----------    --------------
                                    (In Thousands)

US Treasury obligations
  Due within 1 year                    $     0          0.00%
  Due after 1 but within 5 years        82,470          5.97%
                                        ------
     Total                              82,470          5.97%
                                        ------
US Government Agency obligations
  Due within 1 year                          0          0.00%
  Due after 1 but within 5 years        43,743          6.45%
  Due after 5 but within 10 years       34,385          6.94%
                                        ------
     Total                              78,128          6.67%
                                        ------
Other corporate obligations
  Due within 1 year                      6,508          5.88%
  Due after 1 but within 5 years         1,985          6.57%
                                        ------
     Total                               8,493          6.04%
                                        ------
Mortgage-backed securities
  Due within 1 year                          0          0.00%
  Due after 1 but within 5 years           274          8.06%
  Due after 5 but within 10 years        1,639          6.90%
  Due after 10 years                    19,555          6.79%
                                        ------
     Total                              21,468          6.81%
                                        ------
Total debt securities                  190,559          6.35%
Mututal fund shares*                     6,005          5.78%
Marketable equity securities*            6,719          4.96%
Net unrealized gains on
  securities available for sale          9,307
                                       -------
Total securities held to maturity
  and securities available for sale   $212,590          6.28%
                                      ========

      Included in total debt securities above are U.S. Government Agency obligations classified as securities held to maturity, with an amortized cost of $33,910,000, of which $4,500,000, are due after one year, but within five years with a weighted average yield of 6.50% and $29,410,000 which are due after five years, but within ten years with a weighted average yield of 7.01%. All other debt securities are classified as securities available for sale.

      *Mutual fund shares and marketable equity securities have no stated maturity, and are therefore considered to be due after 10 years.

      The Company owned one security included in securities available for sale of an individual issuer, with a book value in excess of 10% of stockholders' equity, excluding U.S. Treasury and U.S. Government agency obligations, at December 31, 1997. The Company owned 256,315 shares of CFX Corporation with an amortized cost of $1,398,600 and a book value and estimated market value of $7,849,652.

            (D) Loan Portfolio

      The following table shows Granite State's loan distribution as of December 31:

                              1997      1996       1995      1994       1993
                             ------    ------     ------    ------     ------
                                              ( In Thousands)

Commercial, financial
   & agricultural         $  68,513 $  63,543  $  72,657 $  59,505  $  50,582
Real estate-residential     245,577   200,983    189,513   196,670    214,606
Real estate-commercial      151,474   139,400    124,319   106,835     95,300
Real estate-construction
  and land development        6,000     5,355      3,318     6,768      5,414
Installment                  11,588    12,076     12,195    14,741     13,436
Other                        26,013    20,940     24,484    26,233     26,591
                           --------  --------   --------  --------   --------
    Total Loans             509,165   442,297    426,486   410,752    405,929
Less:
Allowance for possible
   Loan losses              (7,651)   (6,253)    (7,151)   (7,080)    (6,950)
Unearned income             (1,432)   (1,860)    (2,356)   (2,930)    (3,429)
                           --------  --------   --------  --------   --------
Net loans                 $ 500,082 $ 434,184  $ 416,979 $ 400,742  $ 395,550
                           ========  ========   ========  ========   ========

            (E) Maturity of Loans

      The following table shows the maturity/repricing distribution of loans outstanding, excluding non-accrual loans of $7,145,000 as of December 31, 1997. Fixed rate loans are entered by remaining maturity and reflect scheduled loan amortization while adjustable rate loans are included by repricing frequency.

                              One Year   Over One Year     Over
                              or Less    to Five Years   Five Years    Total
                             ---------  ---------------  ----------   -------
                                            (In Thousands)
Commercial, financial
  and agricultural           $  46,273    $  13,216      $  8,068   $  67,557
Real estate-residential        114,595       85,336        44,157     244,088
Real estate-commercial          89,706       41,498        16,009     147,213
Real estate-construction
  and land development           2,515        1,073         2,320       5,908
Installment                      6,473        4,782            99      11,354
Other                           25,065          535           300      25,900
                              --------      -------       -------    --------
                             $ 284,627    $ 146,440      $ 70,953   $ 502,020
Loans maturing after          ========      =======       =======    ========
   one year:
    Fixed interest rate                   $  40,345      $ 55,634   $  95,979
    Variable interest rate                  106,095        15,319     121,414
                                           --------       -------    --------
                                          $ 146,440      $ 70,953   $ 217,393
                                           ========       =======    ========

            (F) Nonperforming Loans and Assets

      The following table summarizes Granite State's nonperforming loans and assets at December 31. Amounts shown reflect principal only.

                                   1997     1996      1995      1994      1993
                                  ------   ------    ------    ------    ------
                                                 (In Thousands)

Nonperforming Loans:
Commercial, financial
  and agricultural               $   956  $   204  $    670  $    733  $    611
Real estate-residential            1,489    2,707     4,231     2,648     2,737
Real estate-commercial             4,261    1,032     2,106     2,656     3,799
Real estate-construction
  and land development                92      102       444       298       177
Installment and other                347       41       256       292       180
                                  ------   ------    ------    ------    ------
Total nonperforming loans          7,145    4,086     7,707     6,627     7,504

Other real estate owned            1,905    3,492     4,779     7,464     9,609
                                  ------   ------   -------   -------    ------
Total nonperforming loans
 and other real estate owned     $ 9,050  $ 7,578  $ 12,486  $ 14,091  $ 17,113
                                  ======   ======   =======   =======   =======
Percentage of nonperforming
loans and other real estate
 owned to total loans receivable   1.78%    1.71%     2.93%     3.43%     4.22%
                                  ======   ======    ======    ======    ======
Percentage of nonperforming loans
and other real estate owned
 to total assets                   1.11%    0.95%     1.71%     2.11%     2.69%
                                  ======   ======    ======    ======    ======
Loans delinquent 90 days or
more still accruing,
 not included in above           $   535  $    93  $      0  $     21  $      0
                                  ======   ======    ======    ======    ======

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

      For the year ended December 31, 1997, the gross interest income on nonperforming loans that would have been recorded, had such loans been current in accordance with their original terms amounted to $767,000. The amount of interest income on those loans included in net earnings for the year ended December 31, 1997 amounted to $413,000.

      The Company has identified loans as impaired in accordance with SFAS No. 114, when it is probable that interest and principal will not be collected according to the terms of the loan agreements. The balance of impaired loans was $4,559,000, $2,712,000 and $5,122,000 at December 31,
1997, 1996 and 1995, respectively. The allowance for possible loan losses associated with impaired loans allocated from and part of the general allowance for possible loan losses, upon the adoption of SFAS
No. 114, on January 1, 1995 was $1,277,000.  During 1997, 1996 and 1995,
provisions to the allowance for impaired loans amounted to $983,000, $499,000 and $1,225,000, respectively and impaired loans charged-off amounted to $386,000, $1,156,000 and $1,388,000, respectively. The allowance for possible loan losses associated with impaired loans at December 31, 1997, 1996 and 1995 was $1,054,000, $457,000 and
$1,114,000, respectively. At December 31, 1997, 1996 and 1995, there were no impaired loans which did not have an allowance for possible loan losses determined in accordance with SFAS No. 114. The average recorded investment in impaired loans was $3,001,000, $3,933,000 and $5,782,000, respectively in 1997, 1996 and 1995 and the income recognized on impaired loans during 1997, 1996 and 1995 was $0, $4,000 and $19,000, respectively. Total cash collected on impaired loans during 1997, 1996 and 1995 was $779,000, $2,427,000 and $484,000, respectively, of which
$779,000, $2,423,000 and $465,000, respectively, was credited to the principal balance outstanding on such loans. The Company's policy for interest income recognition on impaired loans is to recognize income on nonaccrual loans under the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company does not recognize income.

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

      Other real estate owned at December 31 was comprised as follows:

                               1997     1996      1995      1994      1993
                              ------   ------    ------    ------    ------
                                        ($ In Thousands)
Condominiums and apartment
  projects                   $   371  $   780  $  1,124  $  1,797  $  1,040
Single family housing
  projects                       792    1,281     1,367     2,107     2,788
Retail and office                          83     1,272     1,477       889
Non-retail commercial            773      798     1,996     1,482     2,336
Residential                      437    1,078       625     1,192     3,015
                              ------  -------   -------   -------   -------
                               2,373    4,020     6,384     8,055    10,068
Less: Valuation allowance        468      528     1,605       591       459
                              ------  -------   -------   -------   -------
                             $ 1,905  $ 3,492  $  4,779  $  7,464  $  9,609
                              ======  =======   =======   =======   =======


      As of December 31, 1997, there were no loan concentrations exceeding 10% of total loans.

      As of December 31, 1997, neither Granite State nor its subsidiary, Granite Bank, had any foreign loans.

            (G) Summary of Loan Loss Experience and Allocation
                of the Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the risks inherent in the loan portfolio. Management's evaluation of the loan portfolio includes many factors, such as identification and review of individual problem situations that may affect the borrower's ability to repay; review of overall portfolio quality through an analysis of current charge-offs, delinquency, and nonperforming loan data; review of regulatory authority examinations and evaluations of loans; an assessment of current and expected economic conditions; and changes in the size and character of the loan portfolio. At December 31, 1994 and 1995, the level of the allowance was higher than the 1993 level due to increases in the balances of the loan portfolio. At December 31, 1996, the level of the allowance was lower than the level of the allowance at December 31, 1995 due primarily to a reduction in the level of nonperforming loans. At December 31, 1997, the level of the allowance was higher than the 1996 level, due to increases in nonperforming loans and the loan portfolio and based on management's overall evaluation of the adequacy of the allowance in relation to nonperforming loans, total loans and the risks inherent in the loan portfolio. While management believes that the allowance for possible loan losses at December 31, 1997 is adequate based on its current review and estimates, further provisions to the allowance may be necessary if the market in which the Company operates deteriorates. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based upon judgments which may be different from those of management.

      Changes in the allowance for possible loan losses for the year ended December 31 are as follows:

                                     1997     1996     1995     1994     1993
                                    ------   ------   ------   ------   ------
                                                 (In Thousands)

Balance at beginning of year       $ 6,253  $ 7,151  $ 7,080  $ 6,950  $ 7,070
  Provision for possible
    loan losses                      2,425    1,372    3,337    1,032    1,825
  Loans charged off                 (1,205)  (3,020)  (3,573)  (1,346)  (2,189)
  Recoveries of loans previously
    charged off                        178      750      307      444      244
                                    ------   ------   ------   ------   ------
Balance at end of year             $ 7,651  $ 6,253  $ 7,151  $ 7,080  $ 6,950
                                    ======   ======   ======   ======   ======

      A summary of loan charge-offs by loan category for the year ended December 31, follows:

                                     1997     1996     1995     1994     1993
                                    ------   ------   ------   ------   ------
                                                    (In Thousands)

Commercial, financial
  and agricultural                $   356  $   684  $ 1,085  $   362  $   685
Real estate-residential               613      918      606      303      487
Real estate-commercial                150      907    1,736      409      796
Real estate-construction
  and land development                 19       78        0        0        0
Installment and other loans            67      433      146      272      221
                                    -----    -----   ------    -----    -----
                                  $ 1,205  $ 3,020  $ 3,573  $ 1,346  $ 2,189
                                    =====    =====   ======    =====    =====

      A summary of loan recoveries by loan category for the year ended December 31, follows:

                                    1997     1996     1995     1994     1993
                                   ------   ------   ------   ------   ------
                                             (In Thousands)

Commercial, financial
  and agricultural              $     35  $   460  $    67  $   163  $   115
Real estate-residential               64       60      110       62       51
Real estate-commercial                56      105       76      201       52
Real estate-construction
  and land development                 1       57       38        0        0
Installment and other loans           22       68       16       18       26
                                   -----    -----    -----    -----    -----
                                $    178  $   750  $   307  $   444  $   244
                                   =====    =====    =====    =====    =====

      The ratio of net loan charge offs to average loans outstanding for the year ended December 31, is summarized as follows:

                                  1997      1996      1995      1994      1993
                                 ------    ------    ------    ------    ------
                                               ($ In Thousands)

Net loan chargeoffs           $   1,027 $   2,270 $   3,266 $     902 $   1,945
                              ========= ========= ========= ========= =========

Average loans outstanding     $ 474,844 $ 423,421 $ 419,533 $ 411,165 $ 402,308
                              ========= ========= ========= ========= =========
Ratio of net loan chargeoffs
  to average loans outstanding    0.22%     0.54%     0.78%     0.22%     0.48%
                              ========= ========= ========= ========= =========


      An allocation of the allowance for possible loan losses as of December 31 follows:

                                     1997                       1996                       1995
                             ------------------------   ------------------------   ------------------------
                                     Percent of loans           Percent of loans           Percent of loans
                                     in each category           in each category           in each category
                             Amount   to total loans    Amount   to total loans    Amount   to total loans
                             ------  ----------------   ------  ----------------   ------  ----------------
                                                   ($ In Thousands)

Commercial, financial
  and agricultural          $ 1,030       13.46%       $   898       14.37%       $ 1,218       17.04%
Real estate-residential       3,690       48.23%         2,841       45.44%         3,178       44.43%
Real estate-commercial        2,276       29.75%         1,971       31.52%         2,084       29.15%
Real estate-construction
 and land development            90        1.18%            76        1.21%            56        0.78%
Installment and other loans     565        7.38%           467        7.46%           615        8.60%
                             ------      -------        ------      -------        ------      -------
                            $ 7,651      100.00%       $ 6,253      100.00%       $ 7,151      100.00%
                             ======      =======        ======      =======        ======      =======

                                     1994                       1993
                             ------------------------   ------------------------
                                     Percent of loans           Percent of loans
                                     in each category           in each category
                             Amount   to total loans    Amount   to total loans
                             ------  ----------------   ------  ----------------
                                             ($ In Thousands)

Commercial, financial
  and agricultural          $ 1,026       14.49%       $   866       12.46%
Real estate-residential       3,390       47.88%         3,674       52.87%
Real estate-commercial        1,841       26.01%         1,632       23.48%
Real estate-construction
  and land development          117        1.65%            93        1.33%
Installment and other loans     706        9.97%           685        9.86%
                             ------      -------        ------      -------
                            $ 7,080      100.00%       $ 6,950      100.00%
                             ======      =======        ======      =======

      The allowance for possible loan losses as a percentage of loans outstanding at December 31 of each reported period is as follows:

                                   1997     1996     1995     1994     1993
                                   ------   ------   ------   ------   ------

 Allowance for possible
 loan losses as a percentage
  of total loans outstanding       1.50%    1.41%    1.68%    1.72%    1.71%
                                  ======   ======   ======   ======   ======

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

            (I) Deposits

      The average balance of deposits and the average rates paid thereon are summarized as follows:

                                         1997                   1996                 1995
                                 --------------------   ------------------   ------------------
                                            Weighted              Weighted             Weighted
                                  Average    Average     Average   Average    Average   Average
                                  Balance      Rate      Balance     Rate     Balance     Rate
                                 --------   --------    --------   -------   --------   -------
                                                         ($ In Thousands)

Interest bearing deposits:
  Interest bearing NOW deposits $  158,374     2.64%   $  141,311   2.63%   $ 107,905     2.44%
  Money market deposits             34,628     2.67%       40,232   2.72%      56,579     2.84%
  Savings deposits                  90,510     2.57%       92,593   2.58%     107,034     2.77%
  Time deposits                    283,514     5.61%      262,165   5.64%     233,583     5.52%
                                  --------               --------            --------
Total interest bearing deposits $  567,026     4.11%   $  536,301   4.10%   $ 505,101     3.98%
                                  ========    ======     ========  ======    ========    ======

Noninterest bearing deposits    $   63,870      N/A    $   58,935    N/A    $  53,132      N/A
                                  ========               ========            ========

            (J) Maturities of Time Deposits

      The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1997 follows:

         REMAINING MATURITY                        BALANCE
         ------------------                     ------------
                                               (In Thousands)


         3 months or less                      $     10,551
         Over 3 through 6 months                     11,687
         Over 6 through 12 months                     8,434
         Over 12 through 36 months                    5,348
         Over 36 months                               1,340
                                                     -------
                                               $     37,360
                                                     =======

            (K) Return on Equity and Assets

      Operating and capital ratios for the year ended December 31 follows:

                                                        1997     1996     1995
                                                       ------   ------   ------

Net earnings to average assets                          0.29%    0.95%    0.35%

Net earnings to average
    stockholders' equity                                3.57%   12.88%    4.56%

Dividend pay out ratio on common stock - basic         69.05%   14.81%   39.13%
                                       - diluted       72.50%   15.63%   40.91%

Average equity to average total assets                  8.02%    7.40%    7.76%

            (L) Borrowings

        Information regarding borrowings in Note L to the consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Short-Term Borrowings
---------------------

      Outstanding short-term borrowings at December 31 were as follows:

                                                   1997       1996       1995
                                                  ------     ------     ------
                                                         (In Thousands)

Securities sold under agreements to repurchase  $ 66,025   $ 64,961   $ 49,958
                                                 =======    =======    =======

Short-term fixed rate borrowings                $ 25,269   $ 42,221   $ 25,205
                                                 =======    =======    =======

      The maximum amount of securities sold under agreements to repurchase and short-term fixed rate borrowings outstanding at any month end during the year ended December 31 were as follows:

                                                   1997      1996      1995
                                                  ------    ------    ------
                                                        (In Thousands)

Securities sold under agreements to repurchase  $ 67,693  $ 64,961  $ 53,373
                                                 =======   =======   =======

Short-term fixed rate borrowings                $ 74,918  $ 53,303  $ 41,928
                                                 =======   =======   =======

      The average balance of securities sold under agreements to repurchase and short-term fixed rate borrowings and weighted average interest rates thereon for the year ended December 31 were as follows:

                                            1997                    1996                    1995
                                   ----------------------   ----------------------  ----------------------
                                     Average   Weighted      Average   Weighted      Average   Weighted
                                     Balance  Average Rate   Balance  Average Rate   Balance  Average Rate
                                    --------  ------------  --------  ------------  --------  ------------
                                                      ($ in Thousands)

Securities sold under
    agreements to repurchase       $  59,826     4.76%     $  51,220     4.76%     $  41,250     5.25%
                                     =======    ======       =======    ======       =======    ======

Short-term fixed rate borrowings   $  33,043     5.70%     $  33,229     5.78%     $  30,921     6.25%
                                     =======    ======       =======    ======       =======    ======

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

      (d) Financial Information about Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2.      Properties

      The following table sets forth the location of the Company's offices as of December 31, 1997. See also Notes H and M to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1997 which are incorporated herein by reference.

  Office Type            Location                 City/Town       Status
--------------     --------------------------    ------------    ---------

Full service       122 West Street               Keene            Owned*
(Headquarters)

Full service       Routes 9 and 63               Chesterfield     Owned*

Full service       Elm Street at Route 101       Milford          Owned*

Full service       Lorden Plaza                  Milford          Leased*

Full service       Route 101A & 122              Amherst          Owned*

Full service       21 Grove Street               Peterborough     Owned*

Full service       Jct Route 101 & 202           Peterborough     Leased*

Full service       35 Main Street                Peterborough     Owned*

Full service       Route 101 Peterborough Plaza  Peterborough     Leased*

Full service       70 Main Street                Durham           Owned*

Full service       Southgate Plaza, Route 1      Portsmouth       Owned*

Full service       93 Middle Street              Portsmouth       Owned*

Full service       9 Childs' Way and Route 9     Hillsborough     Owned*

Full service       Lancotot's Shopping Center    Weare            Owned*
                   Route 114

Full service       62 Peterborough Street        Jaffrey          Owned*

Full service       167 Main Street               Antrim           Owned*

Full service       197 Loudon Road               Concord          Leased*

Full service       66 No. Main Street            Concord          Leased*

Full service       Pennichuck Square             Merrimack        Leased*

Full service       146 Main Street               Nashua           Leased*

      Additionally, the Company operates twenty ATMs at other locations in Keene, Fitzwilliam, Milford, Amherst, Durham, West Swanzey, North
Swanzey, Peterborough, Hillsborough, Concord, Dublin and Greenfield, New Hampshire. The ATM facilities and their enclosures are owned by the Company; the property on which they are located is leased. All offices and ATM facilities are located in New Hampshire.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      None.

      Additional Item. Executive Officers

      Information regarding executive officers not listed as directors in the Proxy Statement is as follows:

      Charles B. Paquette (age 45) is the Executive Vice President, Secretary and Chief Operations Officer of Granite State and Senior Executive Vice President, Secretary and Chief Operations Officer of Granite Bank, positions he assumed in 1986 and 1991, respectively. Mr. Paquette has been employed in a management position by the Company and Granite Bank since 1980.

      William C. Henson (age 42) is the Executive Vice President of Granite State and Director of Community Banking of Granite Bank, positions he assumed in 1986 and 1997, respectively. Mr. Henson joined the Bank in 1980, and has since served in a management capacity.

      William G. Pike (age 46) is the Executive Vice President and Chief Financial Officer of Granite State and Granite Bank, positions he assumed in December 1991 when he joined the Company.

                                   PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters

            (a) Market Information

      Granite State's common stock is quoted on the NASDAQ Stock Market under the symbol GSBI. The following table shows the range of the high and low prices and dividend information on a quarterly basis for Granite State's common stock for 1997 and 1996. The stock prices shown below have been adjusted to reflect the Company's three-for-two stock split effected in the form of a 50% stock dividend paid May 9, 1997 to stockholders of record April 25, 1997. Dividends declared per share shown below have been adjusted to reflect the stock split mentioned above, as well as the impact of the acquisition of Primary Bank which was accounted for as a pooling-of-interests effective after the close of
business October 31, 1997.   The table does not reflect inter-dealer
prices, potential mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                                             1997
                                                       -----------------------------------------------
                                                        4th Qtr      3rd Qtr      2nd Qtr      1st Qtr
                                                       --------     --------     --------     --------

   Dividends declared per share..................     $     .11    $     .06    $     .06    $     .06
Stock Price
    High ........................................         27.00        21.50        19.00        17.67
    Low..........................................         21.25        18.75        16.16        14.50

                                                                             1996
                                                       -----------------------------------------------
                                                        4th Qtr      3rd Qtr      2nd Qtr      1st Qtr
                                                       --------     --------     --------     --------

   Dividends declared per share..................     $     .05    $     .05    $     .05    $     .05
Stock Price
    High ........................................         15.17        12.50        12.50        12.00
    Low..........................................         12.42        12.00        11.59        10.75

            (b) Holders

      As of March 19, 1998, Granite State had approximately 1,388 common shareholders.

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

      New Hampshire banking regulations prohibit the payment of a cash dividend if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for its liquidation account or applicable capital requirements. The liquidation account was established in connection with Granite Bank's and Primary Bank's conversions from mutual to a stock savings bank ("conversions") for the benefit of certain depositors in the event of a liquidation of the Bank.
The initial amount of the
liquidation account, as originally established, equaled the Banks' net worth of $15,803,000 at the respective dates of conversion and has since been declining as deposits have been reduced or withdrawn (it will never be increased, despite additional deposits). The balance of the liquidation account at December 31, 1997 was approximately $2,379,000. The Federal Deposit Insurance Act prohibits the Bank from making a capital distribution, including payment of a cash dividend, if the Bank would not meet applicable capital requirements after the payment.
Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

Item 6.  Selected Financial Data

      Selected Financial Data on page 60 of the Annual Report to
Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 to 27, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and Qualitative Disclosures About Market Risk on pages 15 to 18 inclusive, of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.


Item 8.  Financial Statements and Supplementary Data

            (a) Financial Statements Required by Regulation S-X

      Information relating to financial statements on pages 29 to 57, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

            (b) Supplementary Financial Information

                  (1) Selected Quarterly Financial Data

      The Selected Quarterly Financial Data on pages 58 to 59 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

                  (2) Information on the Effects of Changing Prices

      Management's discussion of the effects of inflation on page 26 of the Annual Report to Stockholders for the year ended December 31, 1997 is incorporated herein by reference.

                  (3) Information About Oil and Gas Producing Activities

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                  PART III

Item 10. Directors and  Executive Officers of the Registrant

      Information regarding directors and executive officers of Granite State on pages 3 to 4 of the Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

      Information regarding executive compensation on pages 5 to 10 of the Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and
         Management

      Information regarding security ownership of certain beneficial owners and Granite State's management on pages 2 to 4 of the Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions on page 10 of the Proxy Statement for the 1998 Annual Meeting of Stockholders is incorporated herein by reference.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

            (a) List of Documents Filed as Part of this Report

                  (1) Financial Statements

      The financial statements listed below and the report of independent certified public accountants are incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 1997, in
Item 8. Page references are to such Annual Report.

        Financial Statements                                 Page Reference
        --------------------                                 --------------

      Granite State Bankshares, Inc. and Subsidiary

          Report of Independent Certified Public Accountants         29

          Consolidated Statements of Financial Condition             30

          Consolidated Statements of Earnings                        31

          Consolidated Statements of Stockholders' Equity            32

          Consolidated Statements of Cash Flows                      33

          Notes to Consolidated Financial Statements               34 - 57

          (2) Financial Statements Schedules

      Schedules of the Consolidated Financial Statements required by the applicable accounting regulations of the Securities and Exchange
Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 1997, is not deemed to be filed as part of this report, except as expressly provided herein.

        (b) Reports on Form 8-K

      None

        (c) Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

                         Exhibit Index to Form 10-K


        Exhibit 2                   Agreement and Plan of Reorganization by
                                    and among Granite State, Granite Bank and
                                    Primary Bank, as amended, dated as of
                                    April 29, 1997 and the Agreement and Plan of Merger among Granite Bank and Primary
                                    Bank and joined  in by Granite State <F*>

        Exhibit 3.1                 Articles of Incorporation <F**>

        Exhibit 3.2                 Bylaws <F***>

        Exhibit 10.1                Stock Option Plan <F**>

        Exhibit 10.2                Employment Agreement with
                                    Charles W. Smith <F**>

        Exhibit 10.3                Amendment No. 1 to Employment Agreement
                                    with Charles W. Smith <F***>

        Exhibit 10.4                Form of Special Termination Agreement
                                    with Messrs. Charles B. Paquette,
                                    William C. Henson, William G. Pike and
                                    William D. Elliott <F***>

        Exhibit 10.5                Employee Stock Ownership Plan <F**>

        Exhibit 10.6                Employment Agreement with
                                    Christopher J. Flynn

        Exhibit 10.7                1997 Granite State Bankshares, Inc.
                                    Long-Term Incentive Stock Benefit
                                    Plan <F****>

        Exhibit 10.8                Restated Executive Supplemental Retirement
                                    Income Agreement for Charles W. Smith

        Exhibit 11 Calculations of Basic Earnings Per Share and Diluted Earnings Per Share

        Exhibit 13                  Portions of the Annual Report to
                                    Stockholders for the year ended
                                    December 31, 1997

        Exhibit 21                  Subsidiary of Granite State Bankshares,
                                    Inc. <F*****>

        Exhibit 23.1                Consent of Independent Certified Public
                                    Accountant-Grant Thornton LLP

        Exhibit 23.2                Consent of Independent Certified Public
                                    Accountant-KPMG Peat Marwick LLP

        Exhibit 27.1                Financial Data Schedule-Fiscal Year End 1997


        Exhibit 27.2                Restated Financial Data Schedule-Fiscal
                                    Year Ends 1995, 1996, and Qtrs. 1,2,3
                                    of 1996

        Exhibit 27.3                Restated Financial Data Schedule- Qtrs.
                                    1,2,3 of 1997

        Exhibit 99                  Independent Auditor's Report of Primary Bank

<F*>      Incorporated by reference from Appendix A to the Granite
          State Bankshares, Inc., and Primary Bank Joint Proxy Statement dated August 8, 1997.

<F**>     Incorporated by reference from Granite State Bankshares, Inc.,
          Form S-1, filed on April 18, 1986.

<F***>    Incorporated by reference from Granite State Bankshares, Inc.,
          Form 10-KSB, Exhibit 3.2, Exhibit 10.3, and Exhibit 10.4 filed on March 27, 1997.

<F****>   Incorporated by reference from Appendix A to the Proxy Statement for the 1998 Annual Meeting of Stockholders.

<F*****>  See Part I, Item 1(a) and Item 1 (c)(5)(N) of Form 10-K.

                               SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Granite State Bankshares, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           GRANITE STATE BANKSHARES, INC.



                                           /s/   Charles W. Smith
                                           -----------------------
Dated :   March 27, 1998                   By:   Charles W. Smith
                                                 Chairman of the Board


       Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Charles W. Smith
--------------------                  3/27/98     Chief Executive Officer
Charles W. Smith                                  (Principal Executive Officer)
                                                  and Chairman of the Board


/s/ William G. Pike                   3/27/98     Executive Vice President
--------------------                              and Chief Financial Officer
William G. Pike                                   (Principal Financial and
                                                  Accounting Officer)



/s/ Dr.David M.Bartley                3/27/98      Director
----------------------
Dr.David M.Bartley




/s/ Christopher J. Flynn              3/27/98      Director
-------------------------
Christopher J. Flynn




-------------------                   3/27/98      Director
Philip M. Hamblet




/s/ David J. Houston                  3/27/98      Director
---------------------
David J. Houston

/s/ James L. Koontz                   3/27/98      Director
--------------------
James L. Koontz




/s/ Forrest McKerley                  3/27/98      Director
---------------------
Forrest McKerley




/s/ Jane B. Reynolds                  3/27/98      Director
---------------------
Jane B. Reynolds




/s/ William Smedley V                 3/27/98      Director
----------------------
William Smedley V




/s/ C. Robertson Trowbridge           3/27/98      Director
----------------------------
C. Robertson Trowbridge




/s/ James C. Wirths III               3/27/98      Director
------------------------
James C. Wirths III