Form 10-Q
period 1998-03-31
GRANITE STATE BANKSHARES INC
filed 1998-05-14
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


            Quarterly Report Pursuant to Section 13 or 15 (d)
                 of the Securities Exchange Act of 1934


For quarterly period ended March 31, 1998

Commission File No.	 0-14895


                      Granite State Bankshares, Inc.
          (Exact name of registrant as specified in its charter)


       New Hampshire                            02-0399222
(State or other jurisdiction            (I.R.S. Employer Identification No.)
of incorporation or organization)

122 West Street, Keene, New Hampshire                  03431
(Address of Principal Executive Offices)            (Zip Code)

Registrant's telephone number, including area code:      (603) 352-1600



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes ( X )		No  (   )

	The number of shares outstanding of each of the issuer's classes of common stock, as of May 12,1998 was 5,857,626, $1.00 par value per share.


                                      INDEX

                 Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                          Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        March 31, 1998 and December 31, 1997                             3

        Consolidated Statements of Earnings
        Three months ended March 31, 1998 and 1997                       4

        Consolidated Statements of Comprehensive Income
        Three months ended March 31, 1998 and 1997                       5

        Consolidated Statements of Cash Flows
        Three months ended March 31, 1998 and 1997                       6

        Notes to Unaudited Consolidated Financial Statements             7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                       12

Item 3. Quantitative and Qualitative Disclosures About Market Risk      18

Part II	Other Information

Item 1. Legal Proceedings                                               18

Item 2. Changes in Securities                                           18

Item 3. Defaults upon Senior Securities                                 18

Item 4. Submission of Matters to a Vote of  Security Holders            18

Item 5. Other Information                                               18

Item 6. Exhibits and Reports on Form 8-K                                18

Signatures                                                              19

                Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Financial Condition

                                                     March 31,    December 31,
($ in thousands, except par values)                    1998           1997
                                                    ----------    ------------
                                                    (Unaudited)
ASSETS

Cash and due from banks                           $   38,235     $    28,677
Interest bearing deposits in Federal Home
 Loan Bank of Boston, at cost, which
  approximates market value                            9,731          27,452
Securities available for sale (amortized cost
 $141,522 at March 31, 1998 and $169,373
  at December 31, 1997)                              150,745         178,680
Securities held to maturity
 (Market value $14,370 at March 31, 1998
   and $34,170 at December 31, 1997)                  14,217          33,910
Stock in Federal Home Loan Bank of Boston              7,201           7,201
Loans held for sale                                    1,220           1,068

Loans                                                528,571         509,165
 Less: Unearned income                                (1,474)         (1,432)
       Allowance for possible loan losses             (7,492)         (7,651)
                                                     --------        --------
          Net loans                                  519,605         500,082

Premises and equipment                                19,029          18,863
Other real estate owned                                1,589           1,905
Other assets                                          14,556          15,832
                                                     -------         -------
       Total assets                               $  776,128     $   813,670
                                                     =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                         $  563,558     $   577,713
Noninterest bearing deposits                          69,702          71,270
                                                     -------         -------
       Total deposits                                633,260         648,983

Securities sold under agreements to
 repurchase                                           62,678          66,025
Other borrowings                                       5,585          25,877
Other liabilities                                      3,859           5,871
                                                     -------         -------
       Total liabilities                             705,382         746,756

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,769,309 and 6,493,640
  shares issued at March 31, 1998 and
   December 31, 1997, respectively                     6,769           6,494
Additional paid-in capital                            36,571          34,730
                                                     -------         -------
                                                      43,340          41,224
Accumulated other comprehensive income                 5,661           5,713
Retained earnings                                     28,157          26,389
                                                     -------         -------
                                                      77,158          73,326

 Less: Treasury stock, at cost, 920,305 shares
        at March 31, 1998 and December 31, 1997,
         respectively                                 (6,305)         (6,305)
       Unearned compensation - ESOP                     (107)           (107)
                                                     -------         -------
       Total stockholders' equity                     70,746          66,914
                                                     -------         -------
       Total liabilities and stockholders'
         equity                                   $  776,128     $   813,670
                                                     =======         =======

See accompanying notes to unaudited consolidated financial statements.


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Earnings




                                                           Three Months Ended
                                                                March 31,
                                                           ------------------
($ in thousands, except per share data)                     1998        1997
                                                          --------    --------
                                                              (Unaudited)
Interest and dividend income:
  Loans                                                  $  11,275   $  9,791
  Debt securities available for sale                         2,276      2,554
  Marketable equity securities available for sale              179        170
  Securities held to maturity                                  520      1,486
  Dividends on Federal Home Loan Bank of Boston stock          116        104
  Other interest                                                81        177
                                                           -------    -------
                                                            14,447     14,282
Interest expense:
  Savings deposits                                           1,889      1,802
  Time deposits                                              3,879      3,767
  Borrowed funds                                               918      1,594
                                                           -------    -------
                                                             6,686      7,163
                                                           -------    -------
   Net interest and dividend income                          7,761      7,119
Provision for possible loan losses                             300        225
                                                           -------    -------
   Net interest and dividend income after
    provision for possible loan losses                       7,461      6,894

Noninterest income:
  Customer account fees and service charges                    572        699
  Mortgage service fees                                        148        165
  Net gains on sales of securities available for sale        1,099      2,060
  Net gains on sales of loans                                  132         73
  Other                                                        296        246
                                                           -------    -------
                                                             2,247      3,243
Noninterest expense:
  Salaries and benefits                                      2,975      3,062
  Occupancy and equipment                                    1,017      1,059
  Other real estate owned                                      127         23
  Other                                                      1,740      1,983
                                                           -------    -------
                                                             5,859      6,127
                                                           -------    -------
  Earnings before income taxes                               3,849      4,010
Income taxes                                                 1,342      1,173
                                                           -------    -------
         Net earnings                                    $   2,507   $  2,837
                                                           =======    =======

Weighted average shares outstanding:
  Basic                                                  5,747,055  5,405,741
  Diluted                                                5,969,875  5,674,460

Net earnings per share -basic                            $    0.44   $   0.52

Net earnings per share -diluted                          $    0.42   $   0.50

Cash dividends declared per share                        $    .125   $    .06

See accompanying notes to unaudited consolidated financial statements.



                Granite State Bankshares, Inc. and Subsidiary
                        Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Comprehensive Income

                                               Three Months Ended
                                                   March 31,
                                              -------------------
($ in thousands)                                 1998       1997
                                                ------     ------
                                                   (Unaudited)

Net earnings                                  $  2,507   $  2,837
 Other comprehensive income, net of tax:
  Unrealized holding gains (losses)
   arising during the period                       623        470
    Less: reclassification adjustment for
     gains (losses) realized in net earnings      (675)    (1,264)
                                                ------     -------
                                                   (52)      (794)
                                                ------     -------
                                              $  2,455   $  2,043
                                                ======     =======

See accompanying notes to unaudited consolidated financial statements.


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Cash Flows

                                                         Three Months Ended
                                                            March 31,
                                                         ------------------
Increase (decrease) in cash ($ In Thousands)               1998      1997
                                                         ------    ------
                                                           (Unaudited)
Cash flows from operating activities:

   Net earnings                                        $  2,507  $  2,837
   Adjustments to reconcile net earnings to
     net cash provided by operating activities
    Provision for possible loan losses                      300       225
    Provision for depreciation and amortization             595       587
    Net accretion of security discounts and premiums        (58)       (1)
    Provision for loss on other real estate owned            23
    Realized gains on sales of securities available
     for sale, net                                       (1,099)   (2,060)
    Loans originated for sale                            (7,517)   (4,046)
    Proceeds from sale of loans originated for sale       7,497     4,825
    Realized gains on sales of loans                       (132)      (73)
    Realization of unearned income                           42        42
    Realized (gains) loss on sales of
     other real estate owned                                 34        (3)
    Deferred income taxes (benefits)                         98       (20)
    Decrease in other assets                              1,145        49
    Increase (decrease) in other liabilities             (1,939)      788
                                                         ------    ------
     Net cash provided by operating activities            1,496     3,150

Cash flows from investing activities:

   Purchase of securities held to maturity                         (6,075)
   Proceeds from maturities and calls of securities
    held to maturity                                     19,765     5,000
   Principal payments received on securities held
    to maturity                                                       554
   Proceeds from sales of securities available
    for sale                                              1,479    29,804
   Proceeds from maturities and calls of securities
    available for sale                                   28,250    11,000
   Purchase of securities available for sale             (2,586)  (52,554)
   Principal payments received on securities
    available for sale                                    1,792     2,990
   Purchase of Federal Home Loan Bank of Boston
    stock                                                            (387)
   Loan originations, net of repayments                 (19,865)  (12,783)
   Purchase of premises and equipment                      (607)     (841)
   Proceeds from sales of other real estate owned           259       587
   Net decrease in interest-bearing deposits with
    Federal Home Loan Bank of Boston                     17,721     5,609
   Other                                                    (13)      (27)
                                                        -------   -------
     Net cash provided by (used in) investing
      activities                                         46,195   (17,123)

Cash flows from financing activities:

   Net increase in demand, NOW, money market and
    savings accounts                                      6,647     9,804
   Net increase (decrease) in time certificates         (22,370)    7,124
   Net decrease in securities sold under agreements
    to repurchase                                        (3,347)  (14,113)
   Net increase (decrease) in other borrowings          (20,292)   10,175
   Proceeds from issuance of common stock                 1,849       278
   Purchase of treasury stock                                        (304)
   Dividends paid on common stock                          (620)     (285)
                                                        -------   -------
     Net cash provided by (used in) financing
      activities                                        (38,133)   12,679
                                                        -------   -------

     Net increase (decrease) in cash and due
      from banks                                          9,558    (1,294)
Cash and due from banks at beginning of period           28,677    30,559
                                                        -------   -------
Cash and due from banks at end of period               $ 38,235  $ 29,265
                                                        =======   =======

See accompanying notes to unaudited consolidated financial statements.


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1.   Financial Statements
             Notes to Unaudited Consolidated Financial Statements
                              March 31, 1998

Note 1.   Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

        The consolidated financial statements and per share data for the three months ended March 31, 1997, included herein, have been restated to reflect the pooling of interests with Primary Bank, which was completed after the close of business on October 31, 1997, as if the transaction had been in effect as of the beginning of all periods presented. Per share data and common stock data for 1997 have also been restated to reflect the Company's three-for-two stock split effected in the form of a 50% stock dividend, paid on May 9, 1997.

	Certain information in the 1997 financial statements has been reclassified to conform with the 1998 presentation.

Note 2.  Earnings Per Share

        The Company adopted Financial Accounting Standards Board Statement
No. 128, "Earnings Per Share" ("SFAS No. 128"), effective December 31, 1997 and has restated earnings per share ("EPS") for all prior-period EPS data presented. SFAS No. 128 specifies the computation, presentation and disclosure requirements for EPS for entities with publicly held common stock or potential common stock.

        Basic EPS is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted EPS reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company.

Note 3.  Comprehensive Income

        The Company adopted Financial Accounting Standards Board Statement
No. 130, "Reporting Comprehensive Income" ("SFAS No. 130"), effective
January 1, 1998. SFAS No. 130 establishes standards for reporting comprehensive income and its components (revenues, expenses, gains and losses). Components of comprehensive income are net income and all other non-owner changes in equity. The Statement requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. Reclassification of financial statements for earlier periods provided for comparative purposes is required.

        The Company has chosen to disclose comprehensive income in a separate statement of comprehensive income, in which the components of comprehensive income are displayed net of income taxes.

        The following table sets forth the related tax effects allocated to each element of comprehensive income for the three months ended March 31, 1998 and 1997:

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                             1998
                                              ------------------------------------
                                                              Tax
                                              Before-Tax   (Expense)    Net-of-Tax
                                               Amount      or Benefit    Amount
                                              ----------  -----------  -----------
Unrealized gains (losses) on                            (In Thousands)
 securities available for sale:
  Unrealized holding gains (losses)
    arising during period                     $ 1,015     $  (392)     $   623
  Less: reclassification adjustment for
   gains (losses) realized in net income       (1,099)        424         (675)
                                               -------     ------       ------
  Net unrealized gains (losses)                   (84)         32          (52)
                                               -------     ------       ------
  Other comprehensive income                  $   (84)    $    32      $   (52)
                                               =======     ======       ======

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                             1997
                                              ------------------------------------
                                                              Tax
                                              Before-Tax   (Expense)    Net-of-Tax
                                               Amount      or Benefit    Amount
                                              ----------  -----------  -----------
Unrealized gains (losses) on                            (In Thousands)
 securities available for sale:
  Unrealized holding gains (losses)
    arising during period                     $   766      $ (296)     $   470
  Less: reclassification adjustment for
   gains (losses) realized in net income       (2,060)        796       (1,264)
                                               -------     ------       ------
  Net unrealized gains (losses)                (1,294)        500         (794)
                                               -------     ------       ------
  Other comprehensive income                  $(1,294)     $  500      $  (794)
                                               =======     ======       ======

        The following table sets forth the components of accumulated other comprehensive income for the three months ended March 31, 1998 and 1997:

                                                  Three months ended
                                                      March 31,
                                                 ---------------------
                                                     1998       1997
                                                   --------    --------
                                                      (In Thousands)

Beginning balance                                  $  5,713    $  1,589
  Unrealized gains (losses) on
   securities available for sale,
    net of taxes                                        (52)       (794)
                                                     ------      ------
Ending balance                                     $  5,661    $    795
                                                     ======      ======

Note 4.  Operating Segments

        The Company adopted Financial Accounting Standards Board Statement
No. 131, "Disclosures About Segments of an Enterprise and Related Information", ("SFAS No. 131"), effective January 1, 1998. This Statement establishes standards for reporting information about segments in annual and interim financial statements. SFAS No. 131 introduces a new model for segment reporting
called the "management approach".   The management approach is based on the way
the chief operating decision-makers organize segments within the company for making operating decisions and assessing performance. Reportable segments are based on products and services, geography, legal structure, management structure and any other manner in which management disaggregates a company. Based on the "management approach" model, the Company has determined that its business is comprised of a single operating segment and that SFAS No. 131 has no impact on its financial statements.

Note 5.	Securities

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income, net of related tax effects. At March 31, 1998 and December 31, 1997, the Company had no securities classified as trading securities.

        The amortized cost, estimated market value and carrying value of securities at March 31, 1998 and December 31, 1997 were as follows:

                                              Amortized   Estimated    Carrying
At March 31, 1998                               Cost     Market Value   Value
                                             ----------  ------------  --------
                                                        (In Thousands)
Securities held to maturity
  US Government agency obligations           $ 14,217   $   14,370    $  14,217
                                               ------       ------       ------
    Total securities held to maturity        $ 14,217   $   14,370    $  14,217
                                               ======       ======       ======
Securities available for sale
  US Treasury obligations                    $ 82,482   $   83,029    $  83,029
  US Government agency obligations             15,993       15,936       15,936
  Other corporate obligations                   8,493        8,512        8,512
  Mortgage-backed securities:
    FNMA                                       10,785       10,721       10,721
    FHLMC                                       6,012        6,013        6,013
    GNMA                                        2,121        2,197        2,197
    SBA                                           724          741          741
                                               ------       ------       ------
       Total mortgage-backed securities        19,642       19,672       19,672
    Mutual Funds                                6,085        6,203        6,203
    Marketable equity securities                8,827       17,393       17,393
                                              -------      -------      -------
       Total securities available for sale   $141,522   $  150,745    $ 150,745
                                              =======      =======      =======

                                             Amortized    Estimated    Carrying
At December 31, 1997                           Cost      Market Value   Value
                                            ----------  -------------  --------
                                                        (In Thousands)
Securities held to maturity
  US Government agency obligations           $ 33,910   $   34,170    $  33,910
                                               ------       ------       ------
    Total securities held to maturity        $ 33,910   $   34,170    $  33,910
                                               ======       ======       ======
Securities available for sale
  US Treasury obligations                    $ 82,470   $   82,969    $  82,969
  US Government agency obligations             44,218       44,199       44,199
  Other corporate obligations                   8,493        8,508        8,508
  Mortgage-backed securities:
    FNMA                                       11,723       11,677       11,677
    FHLMC                                       6,562        6,547        6,547
    GNMA                                        2,418        2,502        2,502
    SBA                                           765          782          782
                                               ------       ------       ------
       Total mortgage-backed securities        21,468       21,508       21,508
    Mutual Funds                                6,005        6,113        6,113
    Marketable equity securities                6,719       15,383       15,383
                                              -------      -------      -------
       Total securities available for sale   $169,373   $  178,680    $ 178,680
                                              =======      =======      =======

Note 6.	Loans


        Loans consist of the following at:
                                              March 31,      December 31,
                                                1998            1997
                                             ----------     -------------
                                                   (In Thousands)

Commercial, financial and agricultural      $  67,365      $    68,513
Real estate-residential                       270,608          245,577
Real estate-commercial                        152,057          151,474
Real estate-construction and
 land development                               3,104            6,000
Installment                                    10,580           11,588
Other                                          24,857           26,013
                                             --------         --------
   Total loans                                528,571          509,165
Less:
 Unearned income                               (1,474)          (1,432)
 Allowance for possible loan losses            (7,492)          (7,651)
                                             --------         --------
   Net loans                                $ 519,605      $   500,082
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

	Changes in the allowance for possible loan losses are as follows:

                                                    Three months ended
                                                        March 31,
                                                    ------------------
                                                     1998       1997
                                                    ------     ------
                                                     (In Thousands)

Balance, beginning of period                    $   7,651   $   6,253
Provision for possible loan losses                    300         225
Loans charged off                                    (599)       (314)
Recoveries of loans previously charged off            140          35
                                                   ------      ------
Balance, end of period                          $   7,492   $   6,199
                                                   ======      ======

        Impaired loans consist of the following at:

                                                March 31,    December 31,
                                                  1998        1997
                                                ---------    -----------
                                                    (In Thousands)

Recorded investment in impaired loans            $ 1,690      $ 4,559
                                                  ======       ======

Impaired loans with specific loss allowances     $ 1,690      $ 4,559
                                                  ======       ======

Loss allowances reserved on impaired loans       $   709      $ 1,054
                                                  ======       ======

        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $3,955,000 and $2,673,000 for the three months ended March 31, 1998 and 1997, respectively. During the three months ended March 31, 1998 and 1997, the Company recognized no income on impaired loans.

Note 7.	Interest Bearing Deposits


        Interest bearing deposits consist of the following at:

                                           March 31,    December 31,
                                            1998           1997
                                          ----------    ------------

                                               (In Thousands)

NOW and Super NOW accounts               $  177,379     $   166,773
Savings accounts                             90,476          89,278
Money market deposit accounts                27,897          31,486
Time certificates                           267,806         290,176
                                            -------         -------
                                         $  563,558     $   577,713
                                            =======         =======

Note 8.	Supplemental Disclosures of Cash Flow Information

                                                      Three months ended
                                                          March 31,
                                                     --------------------
                                                       1998       1997
                                                      ------     ------
                                                        (In Thousands)

Cash paid for interest                               $ 6,774    $ 7,187
Income taxes paid                                        150          0
Non-cash investing activities:
  Real estate acquired in settlement of loans              0        356


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
Item 2.  Management's Discussion and Analysis of Financial Condition and
                            Results of Operations
                               March 31, 1998

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

        The Company has made, and may continue to make, various forward-looking statements with respect to its financial condition and results of operations. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to March 31, 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressure on loans and deposit products, actions of competitors, changes in economic conditions, the extent and timing of actions of the Federal Reserve, customers' acceptance of the Company's products and services and the extent and timing of legislative and regulatory actions and reforms. The Company's forward-looking statements speak only as of the date on which such statements are made. By making forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Financial Condition

	Total assets decreased by $37,542,000 or 4.61%, from $813,670,000 at December 31, 1997 to $776,128,000 at March 31, 1998.

	Interest bearing deposits with the Federal Home Loan Bank of Boston decreased $17,721,000, from $27,452,000 at December 31, 1997 to $9,731,000 at
March 31, 1998. Such investments are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

	Securities held to maturity decreased $19,693,000, from $33,910,000 at December 31, 1997 to $14,217,000 at March 31, 1998. Securities available for sale decreased $27,935,000, from $178,680,000 at December 31, 1997 to
$150,745,000 at March 31, 1998. Proceeds from decreases in securities held to maturity and securities available for sale were invested in residential real estate loans and funded decreases in deposits and securities sold under agreements to repurchase as well as repayment of Federal Home Loan Bank of Boston borrowings.

	Net loans were $519,605,000 at March 31, 1998, an increase of $19,523,000 from $500,082,000 at December 31, 1997. The increase reflects strong loan demand in the residential real estate market as a result of the continued low interest rate environment which encouraged refinancing, as well as new home purchases in the subsidiary bank's market areas.

	Total deposits decreased $15,723,000, from $648,983,000 at December 31, 1997 to $633,260,000 at March 31, 1998. The significant changes in deposits related to a decrease in time certificates of $22,370,000 partially offset by an increase in NOW and Super NOW accounts of $10,606,000. The decrease in the time certificates related primarily to depositors looking to achieve higher yields by investing their funds in alternate sources outside of traditional bank products, while the continued success of the NOW account product introduced by the subsidiary bank in 1995 contributed to the increase in NOW and Super NOW accounts.

	Securities sold under agreements to repurchase decreased $3,347,000, from $66,025,000 at December 31, 1997 to $62,678,000 at March 31, 1998. Such
accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

	Other borrowings consisted of borrowings and advances from the Federal Home Loan Bank of Boston and amounted to $5,585,000 at March 31, 1998 and $25,877,000 at December 31, 1997. The decrease relates to repayments of other borrowings during the three months ended March 31, 1998.

	Stockholders' equity increased by $3,832,000 during the first three months of 1998, from $66,914,000 at December 31, 1997, to $70,746,000 at
March 31, 1998. The increase was due to $2,507,000 of net earnings and $2,116,000 relating to the issuance of common stock upon the exercise of common stock options and related tax benefits, partially offset by $739,000 of common stock dividends declared, and a $52,000 decrease in unrealized gains on securities available for sale, net of related tax effects.

Results of Operations

Net Earnings

	Net earnings for the three months ended March 31, 1998 were $2,507,000, compared to $2,837,000 for the three months ended March 31, 1997. Basic earnings per share were $.44 for the three months ended March 31, 1998, compared to $.52 for the three months ended March 31, 1997. Diluted earnings per share were $.42 for the three months ended March 31, 1998 compared to $.50 for the three months ended March 31, 1997. Included in net earnings were gains on sales of securities available for sale of $1,099,000 and $2,060,000, respectively for the three months ended March 31, 1998 and 1997. Earnings before income taxes, excluding gains on sales of securities available for sale, were $2,750,000 for the three months ended March 31, 1998 compared to $1,950,000 for the three months ended March 31, 1997, representing an increase of 41.03%. Net earnings, after income taxes and exclusive of gains on sales of securities available for sale were $1,832,000 for the three months ended March 31, 1998 compared to $1,573,000 for the three months ended March 31, 1997, representing an increase of 16.47%.

Interest and Dividend Income

	Interest and dividend income for the three months ended March 31, 1998 increased by $165,000 to $14,447,000 compared to $14,282,000 for the corresponding period in 1997. The increase in interest and dividend income for the three months ended March 31, 1998 compared to the three months ended
March 31, 1997 is primarily attributable to an increase in the yield on interest earning assets to 8.20% at March 31, 1998 from 7.88% at March 31, 1997, partially offset by the decrease in average interest earning assets of $20,426,000 to $714,221,000 for the three months ended March 31, 1998 compared to $734,647,000 for the three months ended March 31, 1997. The increase in the yield on average interest earning assets related to a change in the mix of those assets, with the average balance of higher yielding loans increasing $68,886,000 in 1998 compared to 1997, while the average balances of securities held to maturity, securities available for sale and other interest earning assets decreased by $89,312,000. Loan yields remained relatively stable at 8.91% and 8.93%, respectively, for the three months ended March 31, 1998 and 1997, while yields on securities and other interest earning assets increased to 6.40% for the three months ended March 31, 1998, compared to 6.28% for the three months ended March 31, 1997.

Interest Expense

	Interest expense for the three months ended March 31, 1998 decreased by $477,000 to $6,686,000 compared to $7,163,000 for the corresponding period in 1997. The decrease in interest expense for the three months ended March 31, 1998 compared to the same period in 1997 is primarily due to a decrease in the average balance of total interest bearing liabilities of $32,262,000 to $644,492,000 for the three months ended March 31, 1998 compared to $676,754,000 at March 31, 1997, coupled with a decrease in the cost of those liabilities to 4.21% for the three months ended March 31, 1998 compared to 4.29% for the three months ended March 31, 1997. The average balance of other borrowed funds decreased $47,612,000 for the three months ended March 31, 1998 compared to the same period in 1997, as did the cost of borrowings to 4.90% for the three months ended March 31, 1998 compared to 5.23% for the same period in 1997. This was partially offset by increases in the average balances of savings deposits and time deposits of $11,472,000 and $3,878,000, respectively for the three months ended March 31, 1998 compared to the same period in 1997. The average cost of savings deposits was relatively stable at 2.65% for the three months ended
March 31, 1998 compared to 2.63% for the three months ended March 31, 1997, and the cost of time deposits increased to 5.63% for the three months ended
March 31, 1998 compared to 5.54% for the three months ended March 31, 1997.

Net Interest Income

	Net interest income increased by $642,000 for the three months ended March 31, 1998 compared to the same period in 1997. The increase for the three months ended March 31, 1998 compared to the same period in 1997 relates to an increase in the net yield on interest earning assets as well as the interest rate spread. The Company's interest rate spread increased from 3.59% for the three months ended March 31, 1997 to 3.99% for the three months ended
March 31, 1998. The net yield on interest earning assets increased from 3.93% for the three months ended March 31, 1997 to 4.41% for the three months ended March 31, 1998.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three months ended
March 31, 1998 was $300,000, compared to $225,000 for the three months ended March 31, 1997. The increase in the provision for the three months ended
March 31, 1998, compared to the same period in 1997, related primarily to an increase in net loan charge-offs for the three months ended March 31, 1998 compared to the same period in 1997, as well as management's overall evaluation of the adequacy of the level of the allowance, in relation to nonperforming loans and total loans. The level of net charge-offs for the three months ended March 31, 1998 was $459,000, compared to $279,000, for the corresponding period a year ago.

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

Noninterest Income

	Noninterest income for the three months ended March 31, 1998 totaled $2,247,000, compared to $3,243,000 for the same period in 1997. The decrease of $996,000 relates primarily to a decrease in net gains on sales of securities available for sale of $961,000 to $1,099,000 for the three months ended
March 31, 1998 compared to $2,060,000 for the three months ended March 31, 1997.

Noninterest Expense

	Noninterest expenses for the three months ended March 31, 1998 decreased $268,000, or 4.37% to $5,859,000 as compared to $6,127,000 for the same period a year earlier. The decrease for the three months ended March 31, 1998, compared to the same period in 1997 relates primarily to a decrease of $87,000 associated with salaries and benefit expenses and a decrease in other noninterest expenses of $243,000, partially offset by an increase of $104,000 in other real estate owned expenses.

Income Taxes

	Income tax expense for the three months ended March 31, 1998 was $1,342,000, compared with $1,173,000 for the same period in 1997. The increase in income tax expense for the three months ended March 31, 1998, compared to the same period in 1997, related primarily to the benefit of certain deferred tax assets which were fully recognized in 1997. Income tax expense as a percentage of earnings before income taxes was 34.87% for the three months ended
March 31, 1998 and 29.25% for the three months ended March 31, 1997.

Risk Elements

	Total nonperforming loans decreased from $7,145,000 or 1.40% of total loans, at December 31, 1997, to $4,835,000 or 0.91% of total loans, at March 31, 1998. During the same period, other real estate owned, declined from $1,905,000 to $1,589,000. The allowance for possible loan losses as a percent of total nonperforming loans was 154.95% at March 31, 1998, compared with 107.08% at December 31, 1997.

        As shown in the following table, nonperforming assets as a percentage of total assets were 0.83% and 1.11%, as of March 31, 1998 and December 31, 1997, respectively.

                                        March 31, 1998     December 31, 1997
                                        --------------     -----------------
                                                ($ in Thousands)
Loans 90 days or more past due
 and still accruing                    $      314           $      535
                                           ======               ======

Nonaccrual/nonperforming loans         $    4,835           $    7,145

Other real estate owned                     1,589                1,905
                                           ------               ------
      Total nonperforming assets       $    6,424           $    9,050
                                           ======               ======

Allowance for possible loan losses     $    7,492           $    7,651

Nonperforming loans as a percent of
 total loans                                0.91%                1.40%

Allowance for possible loan losses
 as a percent of total
  nonperforming loans                     154.95%              107.08%

Nonperforming assets as a percent of
 total assets                               0.83%                1.11%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At March 31, 1998, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $5,585,000, with an additional available borrowing capacity of approximately $245,100,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $9,731,000 and securities available for sale were $150,745,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $141,366,000. The weighted average maturity for all debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $19,672,000, is approximately 34 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at March 31, 1998 and December 31, 1997.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At March 31, 1998 and December 31, 1997, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at March 31, 1998, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At March 31, 1998 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                               March 31, 1998
                                            --------------------
                                            Subsidiary
                                               Bank       Company
                                            ----------    ---------

Tier I leverage capital                        7.78%         8.16%

Tier I capital to risk-weighted assets        12.65%        13.27%

Total capital to risk-weighted assets         13.91%        14.52%


	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                         Granite State Bankshares, Inc. and Subsidiary
                                   Consolidated Quarterly Average Balances and Interest Rates
                                                 ($ in thousands)


                               1998 QTD                 1997 QTD
                            ----------------   ------------------------------------------------------
                              First Quarter     Fourth Quarter      Third Quarter     Second Quarter
                            Avg. bal.  Rate    Avg. bal.  Rate    Avg. bal.  Rate    Avg. bal.  Rate
                            ---------  -----   ---------  -----   ---------  -----   ---------  -----

Assets:
  Loans                     $ 513,365  8.91%   $ 499,316  8.93%   $ 488,820  8.86%   $ 464,524  8.95%
  Securities and
   interest earning
    investments               200,856  6.40%     232,678  6.23%     250,838  6.30%     289,349  6.35%
    Total interest            -------            -------  -----     -------            -------
     earning assets           714,221  8.20%     731,994  8.07%     739,658  7.99%     753,873  7.95%

  Noninterest earning
   assets                      79,945             77,425             73,898             71,612
  Allowance for loan
   losses                      (7,749)            (7,248)            (6,632)            (6,205)
                              -------            -------            -------            -------
     Total Assets           $ 786,417          $ 802,171          $ 806,924          $ 819,280
                              =======            =======            =======            =======
Liabilities and
 stockholders' equity:
  Savings deposits          $ 289,066  2.65%   $ 288,095  2.60%   $ 284,281  2.61%   $ 284,767  2.63%
  Time Deposits               279,405  5.63%     290,428  5.67%     284,698  5.64%     282,420  5.58%
  Other borrowed funds         76,021  4.90%      79,722  5.03%     102,852  5.21%     122,697  5.31%
    Total int. bearing        -------            -------            -------            -------
     liabilities              644,492  4.21%     658,245  4.25%     671,831  4.29%     689,884  4.31%

  Noninterest bearing
   deposits                    66,622             70,227             64,624             62,872
  Other liabilities             5,787              7,095              5,133              4,382
  Stockholders' equity         69,516             66,604             65,336             62,142
                              -------            -------            -------            -------
Total liab. and stock-
 holders' equity            $ 786,417          $ 802,171          $ 806,924          $ 819,280
                              =======            =======            =======            =======

Interest rate spread                   3.99%              3.82%              3.70%              3.64%
                                       =====              =====              =====              =====

Net average earning
 balance / Net yield on
   interest earning assets  $  69,729  4.41%   $  73,749  4.25%   $  67,827  4.09%   $  63,989  4.00%
                               ======  =====      ======  =====      ======  =====      ======  =====

                              1997 QTD                  1996 QTD
                            ----------------   ------------------------------------------------------
                              First Quarter     Fourth Quarter      Third Quarter     Second Quarter
                            Avg. bal.  Rate    Avg. bal.  Rate    Avg. bal.  Rate    Avg. bal.  Rate
                            --------- -----    ---------  -----   ---------  -----   ---------  -----

Assets:
  Loans                     $ 444,479  8.93%   $ 433,683  9.01%   $ 423,761  8.90%   $ 411,443  8.94%
  Securities and
   interest earning
    investments               290,168  6.28%     287,014  6.10%     279,605  5.98%     272,952  6.07%
    Total interest            -------            -------            -------            -------
     earning assets           734,647  7.88%     720,697  7.85%     703,366  7.74%     684,395  7.79%

  Noninterest earning
   assets                      70,575             70,125             66,284             65,104
  Allowance for loan
   losses                      (6,279)            (6,459)            (6,373)            (6,824)
                              -------            -------            -------            -------
     Total Assets           $ 798,943          $ 784,363          $ 763,277          $ 742,675
                              =======            =======            =======            =======
Liabilities and stock-
 holders' equity:
  Savings deposits          $ 277,594  2.63%   $ 279,459  2.67%   $ 276,521  2.63%   $ 272,646  2.59%
  Time Deposits               275,527  5.54%     267,595  5.53%     261,105  5.60%     260,392  5.63%
  Other borrowed funds        123,633  5.23%     113,202  5.16%     107,733  5.18%      93,500  5.29%
    Total int. bearing        -------            -------            -------            -------
     liabilities              676,754  4.29%     660,256  4.25%     645,359  4.26%     626,538  4.26%

  Noninterest bearing
   deposits                    57,893             62,285             59,498             57,989
  Other liabilities             3,630              3,931              3,367              3,456
  Stockholders' equity         60,666             57,891             55,053             54,692
                              -------            -------            -------            -------
Total liab. and stock-
 holders' equity            $ 798,943          $ 784,363          $ 763,277          $ 742,675
                              =======            =======            =======            =======

Interest rate spread                   3.59%              3.60%              3.48%              3.53%
                                       =====              =====              =====              =====

Net average earning
 balance / Net yield on
  interest earning assets   $  57,893  3.93%   $  60,441  3.95%   $  58,007  3.83%   $  57,857  3.90%
                               ======  =====      ======  =====      ======  =====      ======  =====

                 Granite State Bankshares, Inc. and Subsidiary
                 Part I Item 3 and Part II - Other Information
                               March 31, 1998


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 1997 annual report filed with the SEC.

Part II - Other Information

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

	None

Item 6.	Exhibits and Reports on Form 8-K

	1.	Exhibits

                27   Financial Data Schedule

	2.	Reports on Form 8-K

		None.


                            SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            GRANITE STATE BANKSHARES, INC.



                            /s/ Charles W. Smith
                            ________________________________________
Dated :   May 14, 1998      By:     Charles W. Smith
                            Chairman and
                            Chief Executive Officer


                            /s/ William G. Pike
                            ________________________________________
Dated :   May 14,  1998     By:     William G. Pike
                            Executive Vice President and
                            Chief Financial Officer