Form 10-Q
period 1998-06-30
GRANITE STATE BANKSHARES INC
filed 1998-08-13
CIK 792360

FORM 10-Q


                        SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For quarterly period ended June 30, 1998

Commission File No.	 0-14895


                         Granite State Bankshares, Inc.
             (Exact name of registrant as specified in its charter)


         New Hampshire                             02-0399222
(State or other jurisdiction
of incorporation or organization)          (I.R.S. Employer Identification No.)

122 West Street, Keene, New Hampshire                     03431
(Address of Principal Executive Offices)               (Zip Code)

Registrant's telephone number, including area code:         (603) 352-1600



	Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

		Yes ( X )		No  (   )

	The number of shares outstanding of each of the issuer's classes of common stock, as of August 12, 1998 was 5,898,226, $1.00 par value per share.


                                          INDEX

                     Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                               Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        June 30, 1998 and December 31, 1997                                   3

        Consolidated Statements of Earnings
        Three and Six months ended June 30, 1998 and 1997                     4

        Consolidated Statements of Comprehensive  Income
        Three and Six months ended June 30, 1998 and 1997                     5

        Consolidated Statements of Cash Flows
        Three and Six months ended June 30, 1998 and 1997                     6

        Notes to Unaudited Consolidated Financial Statements                  7

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                            12

Item 3. Quantitative and Qualitative Disclosures About Market Risk           19

Part II	Other Information

Item 1. Legal Proceedings                                                    19

Item 2. Changes in Securities and Use of Proceeds                            19

Item 3. Defaults upon Senior Securities                                      19

Item 4. Submission of Matters to a Vote of Security Holders                  20

Item 5. Other Information                                                    20

Item 6. Exhibits and Reports on Form 8-K                                     20

Signatures                                                                   21


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                     Consolidated Statements of Financial Condition

                                                      June 30,     December 31,
($ in thousands, except par values)                    1998            1997
                                                     ---------    -------------
                                                     (Unaudited)
ASSETS

Cash and due from banks                             $  40,260       $  28,677
Interest bearing deposits in Federal Home
 Loan Bank of Boston, at cost, which
  approximates market value                            19,974          27,452
Securities available for sale (amortized cost
 $156,345 at June 30, 1998 and $169,373 at
  December 31, 1997)                                  163,916         178,680
Securities held to maturity
 (Market value $14,429 at June 30, 1998
   and $34,170 at December 31, 1997)                   14,220          33,910
Stock in Federal Home Loan Bank of Boston               7,201           7,201
Loans held for sale                                     1,301           1,068

Loans                                                 545,676         509,165
 Less: Unearned income                                 (1,549)         (1,432)
       Allowance for possible loan losses              (7,327)         (7,651)
                                                      --------        --------
         Net loans                                    536,800         500,082

Premises and equipment                                 18,800          18,863
Other real estate owned                                 1,491           1,905
Other assets                                           17,208          15,832
                                                      -------         -------
       Total assets                                 $ 821,171       $ 813,670
                                                      =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                           $ 553,182       $ 577,713
Noninterest bearing deposits                           77,970          71,270
                                                      -------         -------
       Total deposits                                 631,152         648,983

Securities sold under agreements to repurchase         68,006          66,025
Other borrowings                                       45,492          25,877
Other liabilities                                       4,282           5,871
                                                      -------         -------
       Total liabilities                              748,932         746,756

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,796,031 and 6,493,640
  shares issued at June 30, 1998 and
   December 31, 1997, respectively                      6,796           6,494
Additional paid-in capital                             37,923          34,730
                                                      -------         -------
                                                       44,719          41,224
Accumulated other comprehensive income                  4,647           5,713
Retained earnings                                      29,933          26,389
                                                      -------         -------
                                                       79,299          73,326

Less: Treasury stock, at cost, 897,805 and
       920,305 shares at June 30, 1998 and
        December 31, 1997, respectively                (6,135)         (6,305)
      Unearned compensation - ESOP and
       Recognition and Retention Plan                    (925)           (107)
                                                      -------         -------
       Total stockholders' equity                      72,239          66,914
                                                      -------         -------
       Total liabilities and stockholders' equity   $ 821,171       $ 813,670
                                                      =======         =======

See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                         Consolidated Statements of Earnings




                                                        Three Months Ended      Six Months Ended
                                                             June 30,                June 30,
                                                        ------------------     -------------------
($ in thousands, except per share data)                  1998        1997        1998        1997
                                                        ------      ------      ------      ------
                                                           (Unaudited)             (Unaudited)
Interest and dividend income:
 Loans                                                $ 11,595    $ 10,370    $ 22,870    $ 20,161
 Debt securities available for sale                      1,909       2,781       4,185       5,335
 Marketable equity securities available for sale           190         126         369         296
 Securities held to maturity                               248       1,415         768       2,901
 Dividends on Federal Home Loan Bank of Boston stock       114         116         230         220
 Other interest                                            226         140         307         317
                                                       -------     -------     -------     -------
                                                        14,282      14,948      28,729      29,230
Interest expense:
 Savings deposits                                        1,961       1,866       3,850       3,668
 Time deposits                                           3,572       3,931       7,451       7,698
 Borrowed funds                                          1,096       1,624       2,014       3,218
                                                       -------     -------     -------     -------
                                                         6,629       7,421      13,315      14,584
                                                       -------     -------     -------     -------
  Net interest and dividend income                       7,653       7,527      15,414      14,646
Provision for possible loan losses                         225         700         525         925
                                                       -------     -------     -------     -------
  Net interest and dividend income after
   provision for possible loan losses                    7,428       6,827      14,889      13,721
Noninterest income:
 Customer account fees and service charges                 515         741       1,087       1,440
 Mortgage service fees                                     143         155         291         320
 Net gains on sales of securities available for sale       800          13       1,899       2,073
 Net gains on sales of loans                               192          73         324         146
 Other                                                     323         350         619         596
                                                       -------     -------     -------     -------
                                                         1,973       1,332       4,220       4,575
Noninterest expense:
 Salaries and employee benefits                          2,996       3,776       5,971       6,838
 Occupancy and equipment                                 1,060       1,038       2,077       2,097
 Other real estate owned                                    75          16         202          39
 Other                                                   1,434       1,973       3,174       3,956
                                                       -------     -------     -------     -------
                                                         5,565       6,803      11,424      12,930
                                                       -------     -------     -------     -------
 Earnings before income taxes                            3,836       1,356       7,685       5,366
Income taxes                                             1,325         536       2,667       1,709
                                                       -------     -------     -------     -------
  Net earnings                                        $  2,511    $    820    $  5,018    $  3,657
                                                       =======     =======     =======     =======

Weighted average common shares outstanding:
  Basic                                              5,831,872   5,403,342   5,789,698   5,404,531
  Diluted                                            5,999,398   5,730,565   5,985,044   5,701,500

Net earnings per common share -basic                  $   0.43    $   0.15    $   0.87    $   0.68

Net earnings per common share -diluted                $   0.42    $   0.14    $   0.84    $   0.64

Dividends declared per share                          $  0.125    $   0.06    $   0.25    $   0.12

See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                     Consolidated Statements of Comprehensive Income




                                                                         Three Months Ended      Six Months Ended
                                                                              June 30,                June 30,
($ in thousands)                                                         -------------------     ------------------
                                                                          1998        1997        1998        1997
                                                                         ------      ------      ------      ------
                                                                            (Unaudited)              (Unaudited)
  Net earnings                                                          $ 2,511     $   820     $ 5,018     $ 3,657
    Other comprehensive income (loss), net of income taxes (benefits):
      Unrealized holding gains (losses) arising
       during period                                                       (523)      1,639         100       2,109
        Less: reclassification adjustment for (gains)
         losses realized in net earnings                                   (491)         (8)     (1,166)     (1,272)
                                                                         ------      ------      ------      ------
  Other comprehensive income (loss)                                      (1,014)      1,631      (1,066)        837
                                                                         ------      ------      ------      ------
  Comprehensive income                                                  $ 1,497     $ 2,451     $ 3,952     $ 4,494
                                                                         ======      ======      ======      ======

See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                         Consolidated Statements of Cash Flows

                                                           Three Months Ended      Six Months Ended
                                                                 June 30,              June 30,
Increase (decrease) in cash  ($ In Thousands)              ------------------      -----------------
                                                            1998        1997        1998       1997
                                                           ------      ------      ------     ------
                                                               (Unaudited)             (Unaudited)
Cash flows from operating activities:

   Net earnings                                          $  2,511    $    820    $  5,018   $  3,657
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
    Provision for possible loan losses                        225         700         525        925
    Provision for depreciation and amortization               609         592       1,204      1,179
    Net (accretion) amortization of security
     discounts and premiums                                    26          25         (32)        24
    Provision for loss on other real estate owned              20                      43
    Realized gains on sales of securities available
     for sale, net                                           (800)        (13)     (1,899)    (2,073)
    Loans originated for sale                             (11,541)     (7,841)    (19,058)   (11,887)
    Proceeds from sale of loans originated for sale        11,652       7,464      19,149     12,289
    Realized gains on sales of loans                         (192)        (73)       (324)      (146)
    Increase in unearned income                                75          80         117        122
    Realized (gain) loss on sales of
     other real estate owned                                   24         (18)         58        (21)
    Deferred income tax (benefit)                             868         (57)        966        (77)
    Increase in other assets                               (2,772)     (6,723)     (1,627)    (6,674)
    Increase (decrease) in other liabilities                  963        (455)       (976)       333
     Net cash provided by (used in) operating             -------      -------    -------    -------
      activities                                            1,668      (5,499)      3,164     (2,349)

Cash flows from investing activities:

   Purchase of securities held to maturity                                                    (6,000)
   Proceeds from maturities and calls of securities
    held to maturity                                                    4,000      19,765      9,000
   Principal payments received on securities held
    to maturity                                                           647                  1,189
   Proceeds from sales of securities available
    for sale                                                1,072      34,041       2,551     63,845
   Proceeds from maturities and calls of securities
    available for sale                                                 16,000      28,250     27,000
   Purchase of securities available for sale              (19,494)    (31,718)    (22,080)   (84,272)
   Principal payments received on securities
    available for sale                                      4,371       3,905       6,163      6,895
   Purchase of Federal Home Loan Bank of Boston stock                    (449)                  (836)
   Loan originations, net of repayments                   (17,620)    (28,153)    (37,485)   (40,999)
   Purchase of premises and equipment                        (311)       (808)       (918)    (1,649)
   Proceeds from sales of other real estate owned             179         757         438      1,344
   Net (increase) decrease in interest-bearing
    deposits with Federal Home Loan Bank of Boston        (10,243)      5,033       7,478     10,642
   Other                                                       41           2          28        (25)
                                                          -------     -------     -------    -------
     Net cash provided by (used in) investing
      activities                                          (42,005)      3,257       4,190    (13,866)

Cash flows from financing activities:

   Net increase in demand, NOW, money market and
    savings accounts                                        7,583      10,732      14,230     17,856
   Net increase (decrease) in time certificates            (9,691)      3,182     (32,061)    12,986
   Net increase (decrease) in securities sold under
    agreements to repurchase                                5,328       4,269       1,981     (9,844)
   Net increase (decrease) in other borrowings             39,907      (8,827)     19,615      1,348
   Proceeds from issuance of common stock                     246         809       2,095      1,087
   Purchase of treasury stock                                                                   (304)
   Dividends paid on common stock                            (730)       (336)     (1,350)      (621)
   Other                                                     (281)                   (281)
                                                          -------     -------     -------    -------
     Net cash provided by financing activities             42,362       9,829       4,229     22,508
                                                          -------     -------     -------    -------
     Net increase in cash and due from banks                2,025       7,587      11,583      6,293
Cash and due from banks at beginning of period             38,235      29,265      28,677     30,559
                                                          -------     -------     -------    -------
Cash and due from banks at end of period                 $ 40,260    $ 36,852    $ 40,260   $ 36,852
                                                          =======     =======     =======    =======

See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1.   Financial Statements
                 Notes to Unaudited Consolidated Financial Statements
                                  June 30, 1998

Note 1.  Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended
June 30, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

        The consolidated financial statements and per share data for the three and six months ended June 30, 1997, included herein, have been restated to reflect the pooling of interests with Primary Bank, which was completed after the close of business on October 31, 1997, as if the transaction had been in effect as of the beginning of all periods presented.

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

        The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                                                   Three Months Ended June 30,
                                         -------------------------------------------------------------------------------
                                                          1998                                     1997
                                         -------------------------------------     -------------------------------------
                                         Before-Tax    Related      Net-of-Tax     Before-Tax    Related      Net-of-Tax
                                           Amount     Tax Effect      Amount         Amount     Tax Effect      Amount
                                         ----------   ----------    ----------     ----------   ----------    ----------
                                                                          (In Thousands)
Unrealized gains (losses) on
 securities available for sale:
  Unrealized holding gains (losses)
   arising during period                $   (852)    $     329     $   (523)      $   2,670    $  (1,031)    $   1,639
    Less: reclassification adjustment
     for (gains) losses realized
      in net income                         (800)          309         (491)            (13)           5            (8)
                                           ------       ------        ------         ------       ------        ------
    Net unrealized gains (losses)         (1,652)          638       (1,014)          2,657       (1,026)        1,631
                                           ------       ------        ------         ------       ------        ------
    Other comprehensive income (loss)   $ (1,652)    $     638     $ (1,014)      $   2,657    $  (1,026)    $   1,631
                                           ======       ======        ======         ======       ======        ======

                                                                    Six Months Ended June 30,
                                         -------------------------------------------------------------------------------
                                                          1998                                     1997
                                         -------------------------------------     -------------------------------------
                                         Before-Tax    Related      Net-of-Tax     Before-Tax    Related      Net-of-Tax
                                           Amount     Tax Effect      Amount         Amount     Tax Effect      Amount
                                         ----------   ----------    ----------     ----------   ----------    ----------
                                                                          (In Thousands)
Unrealized gains (losses) on
 securities available for sale:
  Unrealized holding gains (losses)
   arising during period                $    163     $     (63)    $    100       $   3,436    $  (1,327)    $   2,109
    Less: reclassification adjustment
     for (gains) losses realized
      in net income                       (1,899)          733       (1,166)         (2,073)         801        (1,272)
                                           ------       ------        ------         ------       ------        ------
    Net unrealized gains (losses)         (1,736)          670       (1,066)          1,363         (526)          837
                                           ------       ------        ------         ------       ------        ------
    Other comprehensive income (loss)   $ (1,736)    $     670     $ (1,066)      $   1,363    $    (526)    $     837
                                           ======       ======        ======         ======       ======        ======

        The following table sets forth the components of accumulated other comprehensive income for the three and six months ended June 30, 1998 and 1997:

                                             Three months ended           Six months ended
                                                   June 30,                   June 30,
                                            --------------------        --------------------
                                              1998         1997           1998         1997
                                            -------      -------        -------      -------
                                                             (In Thousands)

Beginning balance                          $ 5,661      $   795        $ 5,713      $ 1,589
  Unrealized gains (losses) on
   securities available for sale,
    net of income taxes                     (1,014)       1,631         (1,066)         837
                                            ------       ------         ------       ------
Ending balance                             $ 4,647     $  2,426        $ 4,647      $ 2,426
                                            ======       ======         ======       ======


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

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income, net of related tax effects. At June 30, 1998 and December 31, 1997, the Company had no securities classified as trading securities.

        The amortized cost, estimated market value and carrying value of securities at June 30, 1998 and December 31, 1997 were as follows:


                                             Amortized     Estimated     Carrying
At June 30, 1998                               Cost       Market Value    Value
                                             ---------    ------------   ---------
                                                         (In Thousands)
Securities held to maturity
  US Government agency obligations          $  14,220    $   14,429     $  14,220
                                               ------        ------        ------
    Total securities held to maturity       $  14,220    $   14,429     $  14,220
                                               ======        ======        ======
Securities available for sale
  US Treasury obligations                   $  82,495    $   83,087     $  83,087
  US Government agency obligations             15,993        15,960        15,960
  Other corporate obligations                  25,620        25,687        25,687
  Mortgage-backed securities:
    FNMA                                        9,137         9,106         9,106
    FHLMC                                       3,788         3,746         3,746
    GNMA                                        1,637         1,682         1,682
    SBA                                           668           683           683
                                               ------        ------        ------
       Total mortgage-backed securities        15,230        15,217        15,217
  Mutual Funds                                  6,165         6,275         6,275
  Marketable equity securities                 10,842        17,690        17,690
                                              -------       -------       -------
       Total securities available for sale  $ 156,345    $  163,916     $ 163,916
                                              =======       =======       =======


                                             Amortized     Estimated     Carrying
At December 31, 1997                           Cost       Market Value    Value
                                             ---------    ------------   --------
                                                         (In Thousands)
Securities held to maturity
  US Government agency obligations          $  33,910    $   34,170     $  33,910
                                               ------        ------        ------
    Total securities held to maturity       $  33,910    $   34,170     $  33,910
                                               ======        ======        ======
Securities available for sale
  US Treasury obligations                   $  82,470    $   82,969     $  82,969
  US Government agency obligations             44,218        44,199        44,199
  Other corporate obligations                   8,493         8,508         8,508
  Mortgage-backed securities:
    FNMA                                       11,723        11,677        11,677
    FHLMC                                       6,562         6,547         6,547
    GNMA                                        2,418         2,502         2,502
    SBA                                           765           782           782
                                               ------        ------        ------
       Total mortgage-backed securities        21,468        21,508        21,508
  Mutual Funds                                  6,005         6,113         6,113
  Marketable equity securities                  6,719        15,383        15,383
                                              -------       -------       -------
       Total securities available for sale  $ 169,373    $  178,680     $ 178,680
                                              =======       =======       =======

Note 6. Loans


        Loans consist of the following at:
                                                  June 30,       December 31,
                                                    1998            1997
                                                 ---------       ------------
                                                       (In Thousands)

Commercial, financial and agricultural          $  58,908       $    68,513
Real estate-residential                           299,839           245,577
Real estate-commercial                            150,440           151,474
Real estate-construction and
 land development                                   3,152             6,000
Installment                                         9,802            11,588
Other                                              23,535            26,013
                                                  -------           -------
   Total loans                                    545,676           509,165
Less:
 Unearned income                                   (1,549)           (1,432)
 Allowance for possible loan losses                (7,327)           (7,651)
                                                  -------           -------
   Net loans                                    $ 536,800       $   500,082
                                                  =======           =======


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

	Changes in the allowance for possible loan losses are as follows:

                                                     Three months ended    Six months ended
                                                          June 30,            June 30,
                                                    ------------------    ------------------
                                                     1998        1997       1998       1997
                                                    ------      ------     ------     ------
                                                                 (In Thousands)

Balance, beginning of period                       $ 7,492     $ 6,199    $ 7,651    $ 6,253
Provision for possible loan losses                     225         700        525        925
Loans charged off                                     (577)       (423)    (1,176)      (737)
Recoveries of loans previously charged off             187          41        327         76
                                                    ------      ------     ------     ------
Balance, end of period                             $ 7,327     $ 6,517    $ 7,327    $ 6,517
                                                    ======      ======     ======     ======


        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $3,269,000 and $2,573,000 for the six months ended June 30, 1998 and
1997, respectively.   During the three and six months ended June 30, 1998 and
1997, the Company recognized no income on impaired loans.


	Impaired loans consist of the following at:

                                                     June 30,     December 31,
                                                       1998          1997
                                                    ---------     ------------
                                                         (In Thousands)

Recorded investment in impaired loans              $   3,047     $   4,559
                                                       =====         =====

Impaired loans with specific loss allowances       $   3,047     $   4,559
                                                       =====         =====

Loss allowances reserved on impaired loans         $     455     $   1,054
                                                       =====         =====


Note 7. Interest Bearing Deposits


        Interest bearing deposits consist of the following at:

                                           June 30,     December 31,
                                             1998          1997
                                           --------     ------------
                                               (In Thousands)

NOW and Super NOW accounts                $ 184,805    $   166,773
Savings accounts                             87,625         89,278
Money market deposit accounts                22,637         31,486
Time certificates                           258,115        290,176
                                            -------        -------
                                          $ 553,182    $   577,713
                                            =======        =======


Note 8. Supplemental Disclosures of Cash Flow Information


                                                     Three months ended      Six months ended
                                                           June 30,              June 30,
                                                     ------------------     -----------------
                                                      1998       1997        1998       1997
                                                     ------     ------      ------     ------
                                                                  (In Thousands)

Cash paid for interest                              $ 6,421    $ 7,355     $13,195    $14,542
Income taxes paid                                     2,050      1,200       2,255      1,200
Non-cash investing activities:
  Real estate acquired in settlement of loans           125        116         125        387


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
Item 2.  Management's Discussion and Analysis of Financial Condition and
                                Results of Operations
                                   June 30, 1998

General

        All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole. The information for the three and six months ended June 30, 1997, included herein, reflects the pooling of interests with Primary Bank, which was completed after the close of business on October 31, 1997 as if the transaction had been in effect as of the beginning of all periods presented.

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

	The Company has made, and may continue to make, various forward-looking statements with respect to its financial condition and results of operations. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to June 30, 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressure on loans and deposit products, actions of competitors, changes in economic conditions, the ability of the Company and its competitors, vendors and customers to respond effectively to issues related to the Year 2000, the extent and timing of actions of the Federal Reserve, customers' acceptance of the Company's products and services and the extent and timing of legislative and regulatory actions and reforms. The Company's forward-looking statements speak only as of the date on which such statements are made. By making forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Financial Condition

	Total assets increased by $7,501,000 or .92%, from $813,670,000 at December 31, 1997 to $821,171,000 at June 30, 1998.

	Interest bearing deposits with the Federal Home Loan Bank of Boston decreased $7,478,000, from $27,452,000 at December 31, 1997 to $19,974,000 at
June 30, 1998. Such investments are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

	Securities held to maturity decreased $19,690,000, from $33,910,000 at December 31, 1997 to $14,220,000 at June 30, 1998. Securities available for sale decreased $14,764,000, from $178,680,000 at December 31, 1997 to
$163,916,000 at June 30, 1998. Proceeds from decreases in securities held to maturity and securities available for sale were primarily used to fund increases in residential real estate loans and deposit outflows.

	Net loans were $536,800,000 at June 30, 1998, an increase of $36,718,000 from $500,082,000 at December 31, 1997. The increase reflects strong loan demand in the residential real estate market as a result of the continued low interest rate environment which encouraged refinancing, as well as new home purchases in the subsidiary bank's market areas.

	Total deposits decreased $17,831,000, from $648,983,000 at December 31, 1997 to $631,152,000 at June 30, 1998. The significant changes in deposits related primarily to decreases in time certificates and money market accounts of $32,061,000 and $8,849,000, respectively, partially offset by an increase in NOW and Super NOW accounts of $18,032,000 and an increase in noninterest bearing deposits of $6,700,000. The decrease in time certificates and a portion of the money market accounts related primarily to depositors looking to achieve higher yields by investing their funds in alternate sources outside of traditional bank products, while the continued success of the NOW account product introduced by the subsidiary bank in 1995 contributed to the increase in NOW and Super NOW accounts and the decrease in a portion of the money market accounts as some money market accounts shifted into the NOW account product.

	Securities sold under agreements to repurchase increased $1,981,000, from $66,025,000 at December 31, 1997 to $68,006,000 at June 30, 1998. A
significant portion of these accounts are represented by municipalities investing their excess cash. Such accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

	Other borrowings consisted of borrowings and advances from the Federal Home Loan Bank of Boston and amounted to $45,492,000 at June 30, 1998 and $25,877,000 at December 31, 1997. The increase of $19,615,000 was primarily used to fund increases in residential real estate loans and deposit outflows.

	Stockholders' equity increased by $5,325,000 during the first six months of 1998, from $66,914,000 at December 31, 1997, to $72,239,000 at June 30, 1998.
The increase was primarily due to $5,018,000 of net earnings and $3,128,000 relating to the issuance of common stock upon the exercise of common stock options including $1,033,000 of related tax benefits associated with the exercise of nonstatutory options, partially offset by $1,475,000 of common stock dividends declared and a $1,066,000 decrease in unrealized gains on securities available for sale, net of related income tax effects.

Results of Operations

Net Earnings

	Net earnings for the three and six months ended June 30, 1998 were $2,511,000 and $5,018,000 compared to $820,000 and $3,657,000 for the three and six months ended June 30, 1997. Basic earnings per share were $.43 and $.87 for the three and six months ended June 30, 1998, compared to $.15 and $.68 for the three and six months ended June 30, 1997. Diluted earnings per share were $.42 and $.84 for the three and six months ended June 30, 1998 compared to $.14 and $.64 for the three and six months ended June 30, 1997. Included in net earnings were gains on sales of securities available for sale of $800,000 and $1,899,000, respectively, for the three and six months ended June 30, 1998 compared to $13,000 and $2,073,000 for the three and six months ended June 30, 1997. Earnings before income taxes, excluding gains on sales of securities available for sale, were $3,036,000 and $5,786,000 for the three and six months ended
June 30, 1998 compared to $1,343,000 and $3,293,000 for the three and six months ended June 30, 1997, representing an increase of 126.06% and 75.71%, respectively. Net earnings after taxes, exclusive of the after tax effect of gains on sales of securities available for sale were $2,020,000 and $3,853,000 for the three and six months ended June 30, 1998 compared to $813,000 and $2,385,000 for the three and six months ended June 30, 1997, representing an increase of 148.46% and 61.55%, respectively.

Interest and Dividend Income

	Interest and dividend income for the three and six months ended
June 30, 1998 was $14,282,000 and $28,729,000 compared to $14,948,000 and
$29,230,000 for the corresponding periods in 1997. The decrease in interest income for the three and six months ended June 30, 1998 compared to the same periods in 1997 is primarily due to a decrease in the average balance of interest earning assets of $31,715,000 and $26,102,000, respectively, partially offset by an overall increase in yield to 8.06% for the six months ended
June 30, 1998 compared with 7.92% for the same period in 1997, while the yield for the three months ended June 30, 1998 and 1997 remained relatively stable at 7.93% and 7.95%, respectively. The increase in the yield on average interest earning assets for the six months relates to a change in the mix of those assets, with the average balance of higher yielding loans increasing $72,090,000 in 1998 compared to 1997, while the average balance of securities held to maturity, securities available for sale and other interest earning assets decreased by $98,192,000. Yields on loans and securities and interest earning investments declined from 8.95% and 6.35%, respectively, for the quarter ended June 30, 1997 to 8.62% and 5.91%, respectively, for the quarter ended
June 30, 1998; however the change in the asset mix accounted for the relatively stable yields on interest earning assets.

Interest Expense

	Interest expense for the three and six months ended June 30, 1998 was $6,629,000 and $13,315,000 compared to $7,421,000 and $14,584,000 for the corresponding periods in 1997. The decrease in interest expense for the three and six months ended June 30, 1998 compared to the same periods in 1997 is primarily due to a decrease in the average balance of total interest bearing liabilities of $43,071,000 and $37,696,000, respectively, coupled with a decrease in the cost of those liabilities to 4.11% and 4.16% for the three and six months ended June 30, 1998 compared to 4.31% and 4.30%, respectively, for the same periods in 1997. The average balance of other borrowed funds decreased $33,720,000 and $40,627,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997, as did the cost of borrowings to 4.94% and 4.92% for the three and six months ended June 30, 1998 compared to 5.31% and 5.27%, respectively, for the same periods in 1997. The average balance of time deposits decreased $23,937,000 and $10,107,000 for the three and six months ended June 30, 1998 compared to the same periods in 1997 which was partially offset by increases in the average balances of savings deposits of $14,586,000 and $13,038,000, respectively for the three and six months ended June 30, 1998 compared to the same periods in 1997. The average cost of savings deposits was relatively stable at 2.63% and 2.64% for the three and six months ended
June 30, 1998 compared to 2.63% for the three and six months ended
June 30, 1997, while the cost of time deposits was 5.54% and 5.58% for the three and six months ended June 30, 1998 compared to 5.58% and 5.56% for the same periods in 1997.

Net Interest and Dividend Income

        Net interest and dividend income increased by $126,000 for the three months ended June 30, 1998 compared to the same period in 1997 and increased by $768,000 for the six months ended June 30, 1998 compared to the same period in 1997. The increase for the three and six months ended June 30, 1998 compared to the same periods in 1997 relates to increases in the interest rate spread and the net yield on interest earning assets. The Company's interest rate spread increased from 3.64% and 3.62% for the three and six months ended June 30, 1997 to 3.82% and 3.91% for the three and six months ended June 30, 1998. The net yield on interest earning assets increased from 4.00% and 3.97% for the three and six months ended June 30, 1997 to 4.25% and 4.33% for the three and six months ended June 30, 1998.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three and six months ended June 30, 1998 was $225,000 and $525,000, compared to $700,000 and $925,000 for the three and six months ended June 30, 1997. The decrease in the provision for the three and six months ended June 30, 1998, compared to the same periods in 1997, is based on management's overall evaluation of the adequacy of the level of the allowance, in relation to nonperforming loans and total loans. The level of net charge-offs for the three and six months ended June 30, 1998 was $390,000 and $849,000, compared to $382,000 and $661,000, for the corresponding periods a year ago.

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

Noninterest Income

	Noninterest income for the three and six months ended June 30, 1998 totaled $1,973,000 and $4,220,000, compared to $1,332,000 and $4,575,000 for the same periods in 1997.  The increase of $641,000 for the three months ended
June 30, 1998 compared to the same period in 1997 relates primarily to an increase of $787,000 in net gains on sales of securities available for sale and an increase of $119,000 in gains on sales of loans in to the secondary mortgage market, partially offset by a decrease in customer account fees and service charges of $226,000. For the six months ended June 30, 1998, noninterest income decreased by $355,000. The decrease relates primarily to a decrease in customer account fees and service charges of $353,000 and a decrease of $174,000 in net gains on sales of securities available for sale, partially offset by an increase of $178,000 in net gains on sales of loans in to the secondary mortgage market.

Noninterest Expense

	Noninterest expense for the three months ended June 30, 1998 decreased $1,238,000 from $6,803,000 for the three months ended June 30, 1997 to $5,565,000 for the three months ended June 30, 1998. The decrease for the three months ended June 30, 1998, compared to 1997 relates primarily to efficiencies realized from the merger with Primary Bank in the areas of salaries and employee benefits and data transmission costs, partially offset by normal salary increases. Salaries and employee benefits also decreased by $798,000 due to the inclusion of expenses relating to the vesting of performance based options during the three months ended June 30, 1997. Noninterest expense for the six months ended June 30, 1998 decreased $1,506,000 from $12,930,000 for the six months ended June 30, 1997 to $11,424,000 for the six months ended
June 30, 1998. The decrease for the six months ended June 30, 1998 compared to the same period in 1997, are for the same reasons mentioned above for the three months ended June 30, 1998 compared to the same period in 1997, partially offset by costs incurred during the first quarter of 1998 to convert Primary Bank's computer records onto Granite Bank's data processing systems.

Income Taxes

	Income tax expense for the three and six months ended June 30, 1998 was $1,325,000 and $2,667,000, compared with $536,000 and $1,709,000 for the same periods in 1997. The increase in income tax expense for the three and six months ended June 30, 1998, compared to the same periods in 1997, related primarily to the increase in pretax income for the three and six months ended June 30, 1998 compared to the same periods in 1997. Income tax expense as a percentage of earnings before income taxes was 34.54% and 34.70% for the three and six months ended June 30, 1998 and 39.53% and 31.85% for the three and six months ended June 30, 1997.


Risk Elements

	Total nonperforming loans decreased from $7,145,000 or 1.40% of total loans, at December 31, 1997, to $5,784,000 or 1.06% of total loans, at June 30, 1998. During the same period, other real estate owned, declined from $1,905,000 to $1,491,000. The allowance for possible loan losses as a percent of total nonperforming loans was 126.68% at June 30, 1998, compared with 107.08% at December 31, 1997.

        As shown in the following table, nonperforming assets as a percentage of total assets were 0.89% and 1.11%, as of June 30, 1998 and December 31, 1997, respectively.


                                            June 30, 1998         December 31, 1997
                                            -------------         -----------------
                                                     ($ in Thousands)

Loans 90 days or more past due
 and still accruing                        $     617             $       535
                                               =====                   =====

Nonaccrual/nonperforming loans             $   5,784             $     7,145

Other real estate owned                        1,491                   1,905
                                               -----                   -----
        Total nonperforming assets         $   7,275             $     9,050
                                               =====                   =====

Allowance for possible loan losses         $   7,327             $     7,651
                                               =====                   =====
Nonperforming loans as a percent of
 total loans                                   1.06%                   1.40%

Allowance for possible loan losses
 as a percent of total
  nonperforming loans                        126.68%                 107.08%

Nonperforming assets as a percent of
 total assets                                  0.89%                   1.11%


Liquidity

        The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with the Federal Home Loan Bank of Boston and securities available for sale, particularly short-term investments. At June 30, 1998, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $45,492,000, with an additional available borrowing capacity of approximately $234,000,000; interest bearing deposits with the Federal Home Loan Bank of Boston were $19,974,000 and securities available for sale were $163,916,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $138,954,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $15,217,000, is approximately 36 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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


	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at June 30, 1998 and December 31, 1997.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At June 30, 1998 and December 31, 1997, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at June 30, 1998, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At June 30, 1998 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                              June 30, 1998
                                           ---------------------
                                           Subsidiary
                                              Bank      Company
                                           ----------  ---------

Tier I leverage capital                      8.05%       8.43%

Tier I capital to risk-weighted assets      12.66%      13.25%

Total capital to risk-weighted assets       13.91%      14.50%


Year 2000

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

	The Company may incur various liquidity requirements as the year 2000 approaches as depositors may reduce their deposits to fund and anticipate their own year 2000 liquidity needs, along with the impact year 2000 may have on the ability of borrowers to repay their loans. The Company has reviewed all significant deposit and borrowing relationships and management believes these relationships will not have a significant adverse affect on the Company's liquidity or operations.

Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                           Granite State Bankshares, Inc. and Subsidiary
                                     Consolidated Quarterly Average Balances and Interest Rates
                                                   (dollars in thousands)


                                         1998 QTD                              1997 QTD
                            -----------------------------------   -----------------------------------
                              Second Quarter      First Quarter     Fourth Quarter   Third Quarter
                            Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate
                            ---------  -----   ---------  -----   ---------  -----   ---------  -----

Assets:
  Loans                    $ 539,783   8.62%  $ 513,365   8.91%  $ 499,316   8.93%  $ 488,820   8.86%
  Securities and
   interest earning
    investments              182,375   5.91%    200,856   6.40%    232,678   6.23%    250,838   6.30%
    Total interest           -------            -------            -------            -------
     earning assets          722,158   7.93%    714,221   8.20%    731,994   8.07%    739,658   7.99%

  Noninterest earning
   assets                     77,019             79,945             77,425             73,898
  Allowance for loan
   losses                     (7,532)            (7,749)            (7,248)            (6,632)
                             -------            -------            -------            -------
     Total Assets          $ 791,645          $ 786,417          $ 802,171          $ 806,924
                             =======            =======            =======            =======
Liabilities and
 stockholders' equity:
  Savings deposits         $ 299,353   2.63%  $ 289,066   2.65%  $ 288,095   2.60%  $ 284,281   2.61%
  Time Deposits              258,483   5.54%    279,405   5.63%    290,428   5.67%    284,698   5.64%
  Other borrowed funds        88,977   4.94%     76,021   4.90%     79,722   5.03%    102,852   5.21%
    Total int. bearing       -------            -------            -------            -------
     liabilities             646,813   4.11%    644,492   4.21%    658,245   4.25%    671,831   4.29%

  Noninterest bearing
   deposits                   69,895             66,622             70,227             64,624
  Other liabilities            3,108              5,787              7,095              5,133
  Stockholders' equity        71,829             69,516             66,604             65,336
                             -------            -------            -------            -------
Total liab. and stock-
 holders' equity           $ 791,645          $ 786,417          $ 802,171          $ 806,924
                             =======            =======            =======            =======

Interest rate spread                   3.82%              3.99%              3.82%              3.70%
                                       =====              =====              =====              =====
Net average earning
 balance / Net yield on
  interest earning assets  $  75,345   4.25%  $  69,729   4.41%  $  73,749   4.25%  $  67,827   4.09%
                             =======   =====    =======   =====    =======   =====    =======   =====

                                         1997 QTD                              1996 QTD
                            -----------------------------------   -----------------------------------
                              Second Quarter     First Quarter     Fourth Quarter      Third Quarter
                            Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate
                            ---------  -----   ---------  -----   ---------  -----   ---------  -----

Assets:
  Loans                    $ 464,524   8.95%  $ 444,479   8.93%  $ 433,683   9.01%  $ 423,761   8.90%
  Securities and
   interest earning
    investments              289,349   6.35%    290,168   6.28%    287,014   6.10%    279,605   5.98%
    Total interest           -------            -------            -------            -------
     earning assets          753,873   7.95%    734,647   7.88%    720,697   7.85%    703,366   7.74%

  Noninterest earning
   assets                     71,612             70,575             70,125             66,284
  Allowance for loan
   losses                     (6,205)            (6,279)            (6,459)            (6,373)
                             -------            -------            -------            -------
     Total Assets          $ 819,280          $ 798,943          $ 784,363          $ 763,277
                             =======            =======            =======            =======
Liabilities and
 stockholders' equity:
  Savings deposits         $ 284,767   2.63%  $ 277,594   2.63%  $ 279,459   2.67%  $ 276,521   2.63%
  Time Deposits              282,420   5.58%    275,527   5.54%    267,595   5.53%    261,105   5.60%
  Other borrowed funds       122,697   5.31%    123,633   5.23%    113,202   5.16%    107,733   5.18%
    Total int. bearing       -------            -------            -------            -------
     liabilities             689,884   4.31%    676,754   4.29%    660,256   4.25%    645,359   4.26%

  Noninterest bearing
   deposits                   62,872             57,893             62,285             59,498
  Other liabilities            4,382              3,630              3,931              3,367
  Stockholders' equity        62,142             60,666             57,891             55,053
                             -------            -------            -------            -------
Total liab. and stock-
 holders' equity           $ 819,280          $ 798,943          $ 784,363          $ 763,277
                             =======            =======            =======            =======

Interest rate spread                   3.64%              3.59%              3.60%              3.48%
                                       =====              =====              =====              =====
Net average earning
 balance / Net yield on
  interest earning assets  $  63,989   4.00%  $  57,893   3.93%  $  60,441   3.95%  $  58,007   3.83%
                             =======   =====    =======   =====    =======   =====    =======   =====


                     Granite State Bankshares, Inc. and Subsidiary
                     Part I  Item 3 and  Part II - Other Information
                                    June 30, 1998

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

Item 2. Changes in Securities and Use of Proceeds

	None.

Item 3.	Defaults upon Senior Securities

	None.

Item 4. Submission of Matters to a Vote of Security Holders

        On April 14, 1998, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.

                                                                  Results of Stockholder Vote
                                                           -------------------------------------------
                                                                                           Abstentions
                                                                                           and Broker
Matter Submitted                                              For      Against   Withheld    Non-Votes
----------------                                           ---------   -------   --------   ----------

1)Election of the following directors
  for three year terms or until their
  successors are qualified and elected:
    A)  Dr. David M. Bartley                               4,827,952         0     10,060            0
    B)  Charles W. Smith                                   4,829,938         0      8,074            0
    C)  C. Robertson Trowbridge                            4,759,711         0     78,301            0
    D)  James C. Wirths III                                4,830,774         0      7,238            0

  Election of the following directors
  for two year terms or until their
  successors are qualified and elected:
    A)  Christopher J. Flynn                               4,830,191         0      7,822            0
    B)  Forrest D. McKerley                                4,827,671         0     10,341            0

  Election of the following directors
  for a one year term or until their
  successors are qualified and elected:
    A)  David J. Houston                                   4,825,394         0     12,618            0

2)Approval of the Granite State Bankshares, Inc.
  1997 Long-Term Incentive Stock Benefit Plan              3,267,291   482,124          0       33,247

3)Ratification of Grant Thorton LLP as the Company's
  auditors for the fiscal year ended December 31, 1998     4,821,507     7,053          0        9,453


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

                            GRANITE STATE BANKSHARES, INC.



                            /s/ Charles W. Smith
                            ________________________________________
Dated :   August 12, 1998   By:     Charles W. Smith
                            Chairman and
                            Chief Executive Officer


                            /s/ William G. Pike
                            ________________________________________
Dated :   August 12, 1998   By:     William G. Pike
                            Executive Vice President and
                            Chief Financial Officer