Form 10-Q
period 1998-09-30
GRANITE STATE BANKSHARES INC
filed 1998-11-12
CIK 792360

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For quarterly period ended September 30, 1998

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998 was 5,918,226, $1.00 par value per share.


                                         INDEX

                    Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                              Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        September 30, 1998 and December 31, 1997                             3

        Consolidated Statements of Earnings
        Three and Nine Months Ended September 30, 1998 and 1997              4

        Consolidated Statements of Comprehensive Income
        Three and Nine Months Ended September 30, 1998 and 1997              5

        Consolidated Statements of Cash Flows
        Three and Nine Months Ended September 30, 1998 and 1997              6

        Notes to Unaudited Consolidated Financial Statements                 7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           12

Item 3. Quantitative and Qualitative Disclosures About Market Risk          20

Part II	Other Information

Item 1. Legal Proceedings                                                   20

Item 2. Changes in Securities and Use of Proceeds                           20

Item 3. Defaults upon Senior Securities                                     20

Item 4. Submission of Matters to a Vote of  Security Holders                20

Item 5. Other Information                                                   20

Item 6. Exhibits and Reports on Form 8-K                                    20

Signatures                                                                  21


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                     Consolidated Statements of Financial Condition

                                                      September     December 31,
($ in Thousands, except par values)                     1998           1997
                                                      ---------     ------------
                                                      (Unaudited)
ASSETS

Cash and due from banks                              $  22,688     $    28,677
Interest bearing deposits in other banks,
at cost, which approximates market value                10,751          27,452
Securities available for sale (amortized cost
 $187,107 at September 30, 1998 and $169,373
  at December 31, 1997)                                191,278         178,680
Securities held to maturity
 (Market value $24,708 at September 30, 1998
   and $34,170 at December 31, 1997)                    24,266          33,910
Stock in Federal Home Loan Bank of Boston                7,201           7,201
Loans held for sale                                      1,714           1,068

Loans                                                  543,644         509,165
 Less: Unearned income                                  (1,490)         (1,432)
       Allowance for possible loan losses               (7,514)         (7,651)
                                                       -------         -------
       Net loans                                       534,640         500,082

Premises and equipment                                  18,529          18,863
Other real estate owned                                  1,787           1,905
Other assets                                            17,855          15,832
                                                       -------         -------
       Total assets                                  $ 830,709     $   813,670
                                                       =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                            $ 566,308     $   577,713
Noninterest bearing deposits                            74,227          71,270
                                                       -------         -------
       Total deposits                                  640,535         648,983

Securities sold under agreements to repurchase          72,797          66,025
Other borrowings                                        41,726          25,877
Other liabilities                                        3,612           5,871
                                                       -------         -------
       Total liabilities                               758,670         746,756

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,796,031 and 6,493,640
  shares issued at September 30, 1998 and
   December 31, 1997, respectively                       6,796           6,494
Additional paid-in capital                              37,941          34,730
                                                       -------         -------
                                                        44,737          41,224
Accumulated other comprehensive income                   2,560           5,713
Retained earnings                                       31,526          26,389
                                                       -------         -------
                                                        78,823          73,326
Less: Treasury stock, at cost, 897,805 and
       920,305 shares at September 30, 1998 and
        December 31, 1997, respectively                 (6,135)         (6,305)
      Unearned compensation - ESOP and
       Recognition and Retention Plan                     (649)           (107)
                                                       -------         -------
        Total stockholders' equity                      72,039          66,914
                                                       -------         -------
        Total liabilities and stockholders' equity   $ 830,709     $   813,670
                                                       =======         =======

        See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                          Consolidated Statements of Earnings




                                                         Three Months Ended      Nine Months Ended
                                                            September 30,          September 30,
                                                         ------------------      -----------------
($ in Thousands, except per share data)                   1998        1997        1998       1997
                                                         ------      ------      ------     ------
                                                             (Unaudited)            (Unaudited)
Interest and dividend income:
 Loans                                                 $ 11,515    $ 10,913    $ 34,385   $ 31,074
 Debt securities available for sale                       2,377       2,268       6,562      7,603
 Marketable equity securities available for sale            165         121         534        417
 Securities held to maturity                                321       1,313       1,089      4,214
 Dividends on Federal Home Loan Bank of Boston stock        115         117         345        337
 Other interest                                             349         162         656        479
                                                        -------     -------     -------    -------
                                                         14,842      14,894      43,571     44,124
Interest expense:
 Savings deposits                                         1,947       1,867       5,797      5,535
 Time deposits                                            3,717       4,051      11,168     11,749
 Borrowed funds                                           1,497       1,350       3,511      4,568
                                                        -------     -------     -------    -------
                                                          7,161       7,268      20,476     21,852
                                                        -------     -------     -------    -------
   Net interest and dividend income                       7,681       7,626      23,095     22,272
Provision for possible loan losses                          250         700         775      1,625
   Net interest and dividend income after provision     -------     -------     -------    -------
    for possible loan losses                              7,431       6,926      22,320     20,647

Noninterest income:
 Customer account fees and service charges                  591         791       1,678      2,231
 Mortgage service fees                                      137         158         428        478
 Net gains on sales of securities available for sale        481         115       2,380      2,188
 Net gains on sales of loans                                202         120         526        266
 Other                                                      324         316         943        912
                                                         ------      ------      ------     ------
                                                          1,735       1,500       5,955      6,075
Noninterest expense:
 Salaries and employee benefits                           2,921       3,284       8,892     10,122
 Occupancy and equipment                                  1,072       1,055       3,149      3,152
 Other real estate owned                                    (19)         16         183         55
 Other                                                    1,586       1,808       4,760      5,764
                                                         ------      ------      ------     ------
                                                          5,560       6,163      16,984     19,093
                                                         ------      ------      ------     ------
 Earnings before income taxes                             3,606       2,263      11,291      7,629
Income taxes                                              1,276         587       3,943      2,296
                                                         ------      ------      ------     ------
    Net earnings                                       $  2,330    $  1,676    $  7,348   $  5,333
                                                         ======      ======      ======     ======

Weighted average common shares outstanding:
  Basic                                               5,848,765   5,417,027   5,809,599  5,469,573
  Diluted                                             6,001,897   5,799,854   5,990,503  5,732,623

Net earnings per common share -basic                   $   0.40    $   0.31    $   1.26   $   0.98

Net earnings per common share -diluted                 $   0.39    $   0.29    $   1.23   $   0.93

Dividends declared per share                           $  0.125    $   0.06    $  0.375   $   0.18

            See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                     Consolidated Statements of Comprehensive Income




                                           Three Months Ended    Nine Months Ended
                                              September 30,         September 30,
                                           ------------------    -----------------
(In Thousands)                              1998        1997      1998       1997
                                           ------      ------    ------     ------
                                               (Unaudited)           (Unaudited)

  Net earnings                            $ 2,330     $ 1,676   $ 7,348    $ 5,333
                                           ------      ------    ------     ------

   Other comprehensive income (loss),
    net of income taxes (benefits):
     Unrealized holding gains (losses)
      arising during period                (1,792)      1,457    (1,692)     3,566

     Less: reclassification adjustment
      for gains realized in net earnings     (295)        (71)   (1,461)    (1,343)
                                           ------      ------    ------     ------
  Other comprehensive income (loss)        (2,087)      1,386    (3,153)     2,223
                                           ------      ------    ------     ------
  Comprehensive income                    $   243     $ 3,062   $ 4,195    $ 7,556
                                           ======      ======    ======     ======

     See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1 - Financial Statements
                         Consolidated Statements of Cash Flows

                                                            Three Months Ended     Nine Months Ended
                                                               September 30,         September 30,
                                                            ------------------     -----------------
Increase (decrease) in cash (In Thousands)                   1998        1997       1998       1997
                                                            ------      ------     ------     ------
                                                                (Unaudited)           (Unaudited)
Cash flows from operating activities:

   Net earnings                                           $  2,330    $  1,676   $  7,348   $  5,333
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
    Provision for possible loan losses                         250         700        775      1,625
    Provision for depreciation and amortization                628         595      1,832      1,774
    Net amortization (accretion) of security
     discounts and premiums                                     23           3         (9)        27
    Provision for loss on other real estate owned                           25         43         25
    Realized gains on sales of securities available
     for sale, net                                            (481)       (115)    (2,380)    (2,188)
    Loans originated for sale                              (10,431)     (6,698)   (29,489)   (18,585)
    Proceeds from sales of loans originated for sale        10,220       7,081     29,369     19,370
    Realized gains on sales of loans                          (202)       (120)      (526)      (266)
    Increase (decrease) in unearned income                     (59)         51         58        173
    Realized (gains) losses on sales of
     other real estate owned                                   (38)        (14)        20        (35)
    Deferred income taxes (benefits)                             3        (230)       969       (307)
    (Increase) decrease in other assets                        264       6,340     (1,363)      (334)
    Increase (decrease) in other liabilities                  (122)        439     (1,098)       772
                                                            ------      ------     ------     ------
     Net cash provided by operating activities               2,385       9,733      5,549      7,384

Cash flows from investing activities:

   Purchase of securities held to maturity                 (15,012)     (1,000)   (15,012)    (7,000)
   Proceeds from maturities and calls of securities
    held to maturity                                         5,000       9,550     24,765     18,550
   Principal payments received on securities
    held to maturity                                                       553                 1,742
   Proceeds from sales of securities available for sale        539      18,696      3,090     82,541
   Proceeds from maturities and calls of securities
    available for sale                                       1,000       8,499     29,250     35,499
   Purchase of securities available for sale               (33,993)     (1,971)   (56,073)   (86,243)
   Principal payments received on securities
    available for sale                                       2,115       3,645      8,278     10,540
   Purchase of Federal Home Loan Bank of Boston stock                                           (836)
   Loan repayments (originations), net                       1,585     (14,095)   (35,900)   (55,094)
   Purchase of premises and equipment                         (229)       (300)    (1,147)    (1,949)
   Proceeds from sales of other real estate owned              126         579        564      1,923
   Net (increase) decrease in interest-bearing deposits
    with other banks                                         9,223     (11,341)    16,701       (699)
   Other                                                                   (36)        28        (61)
                                                            ------      ------     ------     ------
     Net cash provided by (used in) investing
      activities                                           (29,646)     12,779    (25,456)    (1,087)

Cash flows from financing activities:

   Net increase (decrease) in demand, NOW, money market
    and savings accounts                                    (1,360)      1,938     12,870     19,794
   Net increase (decrease) in time certificates             10,743       2,956    (21,318)    15,942
   Net increase (decrease) in securities sold under
    agreements to repurchase                                 4,791       3,826      6,772     (6,018)
   Net increase (decrease) in other borrowings              (3,766)    (34,374)    15,849    (33,026)
   Proceeds from issuance of common stock                       18         286      2,113      1,373
   Purchase of treasury stock                                                                   (304)
   Dividends paid on common stock                             (737)       (328)    (2,087)      (949)
   Other                                                                             (281)
                                                            ------      ------     ------     ------
     Net cash provided by (used in) financing activities     9,689     (25,696)    13,918     (3,188)
                                                            ------      ------     ------     ------
     Net increase (decrease) in cash and due from banks    (17,572)     (3,184)    (5,989)     3,109
Cash and due from banks at beginning of period              40,260      36,852     28,677     30,559
                                                            ------      ------     ------     ------
Cash and due from banks at end of period                  $ 22,688    $ 33,668   $ 22,688   $ 33,668
                                                            ======      ======     ======     ======

            See accompanying notes to unaudited consolidated financial statements.


                     Granite State Bankshares, Inc. and Subsidiary
                             Part I - Financial Information
                             Item 1.   Financial Statements
                 Notes to Unaudited Consolidated Financial Statements
                                  September 30, 1998

Note 1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1998 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

        The consolidated financial statements and per share data for the three and nine months ended September 30, 1997, included herein, have been restated to reflect the pooling of interests with Primary Bank, which was completed after the close of business on October 31, 1997, as if the transaction had been in effect as of the beginning of all periods presented.

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

	The following table sets forth the related tax effects allocated to each element of comprehensive income for the three and nine months ended
September 30, 1998 and 1997:

                                                            Three Months Ended September 30,
                                       -----------------------------------------------------------------------------
                                                       1998                                     1997
                                       ------------------------------------     ------------------------------------
                                       Before-Tax    Related     Net-of-Tax     Before-Tax    Related     Net-of-Tax
                                         Amount     Tax Effect     Amount         Amount     Tax Effect     Amount
                                       ----------   ----------   ----------     ----------   ----------   ----------
                                                                      (In Thousands)
Unrealized gains (losses) on
 securities available for sale:
  Unrealized holding gains (losses)
   arising during period              $  (2,919)   $  1,127     $  (1,792)     $   2,373    $   (916)    $   1,457
  Less: reclassification adjustment
   for (gains) losses realized
    in net earnings                        (481)        186          (295)          (115)         44           (71)
                                         ------      ------        ------         ------      ------        ------
  Net unrealized gains (losses)          (3,400)      1,313        (2,087)         2,258        (872)        1,386
                                         ------      ------        ------         ------      ------        ------
  Other comprehensive income (loss)   $  (3,400)   $  1,313     $  (2,087)     $   2,258    $   (872)    $   1,386
                                         ======      ======        ======         ======      ======        ======

                                                            Nine Months Ended September 30,
                                       -----------------------------------------------------------------------------
                                                       1998                                     1997
                                       ------------------------------------     ------------------------------------
                                       Before-Tax    Related     Net-of-Tax     Before-Tax    Related     Net-of-Tax
                                         Amount     Tax Effect     Amount         Amount     Tax Effect     Amount
                                       ----------   ----------   ----------     ----------   ----------   ----------
                                                                      (In Thousands)
Unrealized gains (losses) on
 securities available for sale:
  Unrealized holding gains (losses)
   arising during period              $  (2,757)   $  1,065     $  (1,692)     $   5,810    $ (2,244)    $   3,566
  Less: reclassification adjustment
   for (gains) losses realized
    in net earnings                      (2,380)        919        (1,461)        (2,188)        845        (1,343)
                                         ------      ------        ------         ------      ------        ------
  Net unrealized gains (losses)          (5,137)      1,984        (3,153)         3,622      (1,399)        2,223
                                         ------      ------        ------         ------      ------        ------
  Other comprehensive income (loss)   $  (5,137)   $  1,984     $  (3,153)     $   3,622    $ (1,399)    $   2,223
                                         ======      ======        ======         ======      ======        ======


	The following table sets forth the components of accumulated other comprehensive income for the three and nine months ended September 30, 1998 and 1997:


                                          Three months ended     Nine months ended
                                            September 30,          September 30,
                                          ------------------     -----------------
                                           1998        1997        1998      1997
                                          ------      ------      ------    ------
                                                        (In Thousands)

Beginning balance                        $ 4,647     $ 2,426     $ 5,713   $ 1,589
  Unrealized gains (losses) on
   securities available for sale,
    net of income taxes (benefits)        (2,087)      1,386      (3,153)    2,223
                                          ------      ------      ------    ------
Ending balance                           $ 2,560     $ 3,812     $ 2,560   $ 3,812
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

        Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income, net of related tax effects. At September 30, 1998 and December 31, 1997, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at September 30, 1998 and December 31, 1997 were as follows:


                                              Amortized     Estimated      Carrying
At September 30, 1998                           Cost       Market Value     Value
                                              ---------    ------------    --------
                                                          (In Thousands)
Securities held to maturity
  US Government agency obligations           $  19,254    $   19,630      $  19,254
  Other corporate obligations                    5,012         5,078          5,012
                                                ------        ------         ------
    Total securities held to maturity        $  24,266    $   24,708      $  24,266
                                                ======        ======         ======

Securities available for sale
  US Treasury obligations                    $  82,508    $   84,133      $  84,133
  US Government agency obligations              44,975        45,374         45,374
  Mortgage-backed securities:
   FNMA                                          7,863         7,828          7,828
   FHLMC                                         3,265         3,232          3,232
   All other                                     1,915         1,997          1,997
                                                ------        ------         ------
    Total mortgage-backed securities            13,043        13,057         13,057
  Other corporate obligations                   25,939        26,122         26,122
  Mutual Funds                                   6,246         6,306          6,306
  Marketable equity securities                  14,396        16,286         16,286
                                               -------       -------        -------
    Total securities available for sale      $ 187,107    $  191,278      $ 191,278
                                               =======       =======        =======

                                              Amortized     Estimated      Carrying
At December 31, 1997                            Cost       Market Value     Value
                                              ---------    ------------    --------
                                                          (In Thousands)
Securities held to maturity
  US Government agency obligations           $  33,910    $   34,170      $  33,910
                                                ------        ------         ------
    Total securities held to maturity        $  33,910    $   34,170      $  33,910
                                                ======        ======         ======

Securities available for sale
  US Treasury obligations                    $  82,470    $   82,969      $  82,969
  US Government agency obligations              44,218        44,199         44,199
  Mortgage-backed securities:
   FNMA                                         11,723        11,677         11,677
   FHLMC                                         6,562         6,547          6,547
   All other                                     3,183         3,284          3,284
                                                ------        ------         ------
    Total mortgage-backed securities            21,468        21,508         21,508
  Other corporate obligations                    8,493         8,508          8,508
  Mutual Funds                                   6,005         6,113          6,113
  Marketable equity securities                   6,719        15,383         15,383
                                               -------       -------        -------
    Total securities available for sale      $ 169,373    $  178,680      $ 178,680
                                               =======       =======        =======


Note 6.	Loans


        Loans consist of the following at:

                                                September 30,    December 31,
                                                   1998             1997
                                                ------------     -----------
                                                       (In Thousands)

Commercial, financial and agricultural          $   48,181       $   68,513
Real estate-residential                            311,318          245,577
Real estate-commercial                             149,668          151,474
Real estate-construction and
 land development                                    2,637            6,000
Installment                                          8,845           11,588
Other                                               22,995           26,013
                                                   -------          -------
   Total loans                                     543,644          509,165
Less:
 Unearned income                                    (1,490)          (1,432)
 Allowance for possible loan losses                 (7,514)          (7,651)
                                                   -------          -------
   Net loans                                    $  534,640       $  500,082
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

	Changes in the allowance for possible loan losses are as follows:

                                                    Three months ended     Nine months ended
                                                      September 30,          September 30,
                                                    ------------------     -----------------
                                                     1998        1997       1998       1997
                                                    ------      ------     ------     ------
                                                                 (In Thousands)

Balance, beginning of period                       $ 7,327     $ 6,517    $ 7,651    $ 6,253
Provision for possible loan losses                     250         700        775      1,625
Loans charged off                                     (155)       (256)    (1,331)      (993)
Recoveries of loans previously charged off              92          57        419        133
                                                     -----       -----      -----      -----
Balance, end of period                             $ 7,514     $ 7,018    $ 7,514    $ 7,018
                                                     =====       =====      =====      =====

	  The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $3,607,000 and $2,605,000 for the nine months ended September 30, 1998 and 1997, respectively. During the three and nine months ended
September 30, 1998 and 1997, the Company recognized no income on impaired loans.


	Impaired loans consist of the following at:

                                                  September 30,     December 31,
                                                      1998              1997
                                                  -------------     ------------
                                                          (In Thousands)

Recorded investment in impaired loans            $   4,056          $   4,559
                                                     =====              =====

Impaired loans with specific loss allowances     $   4,056          $   4,559
                                                     =====              =====

Loss allowances reserved on impaired loans       $     898          $   1,054
                                                     =====              =====


Note 7.	Interest Bearing Deposits


     Interest bearing deposits consist of the following at:

                                        September 30,      December 31,
                                           1998               1997
                                        -------------      ------------
                                                 (In Thousands)

NOW accounts                           $   188,588        $   166,773
Savings accounts                            88,150             89,278
Money market deposit accounts               20,712             31,486
Time certificates                          268,858            290,176
                                           -------            -------
                                       $   566,308        $   577,713
                                           =======            =======


Note 8.	Supplemental Disclosures of Cash Flow Information

                                                      Three months ended      Nine months ended
                                                         September 30,           September 30,
                                                      ------------------      -----------------
                                                       1998        1997        1998       1997
                                                      ------      ------      ------     ------
                                                                    (In Thousands)

Cash paid for interest                               $ 7,152     $ 7,447    $ 20,347   $ 21,989
Income taxes paid                                        552         815       2,807      2,015
Non-cash investing activities:
  Real estate acquired in settlement of loans            384          67         509        454


                        Granite State Bankshares, Inc. and Subsidiary
                                Part I - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and
                                Results of Operations
                                  September 30, 1998

General

	All information within this section should be read in conjunction with the consolidated financial statements and notes included elsewhere in this Form 10-Q. All references in the discussion to financial condition and results of operations are to the consolidated financial position of the Company and its subsidiary taken as a whole. The information for the three and nine months ended September 30, 1997, included herein, reflects the pooling of interests with Primary Bank, which was completed after the close of business on October 31, 1997 as if the transaction had been in effect as of the beginning of all periods presented.

	The principal business of the Company is to serve as a financial intermediary attracting deposits from the general public and making both secured and unsecured loans. The operating results of the Company depend primarily on net interest and dividend income earned by the Company's subsidiary, Granite Bank ("the subsidiary bank"). Net interest and dividend income is the difference between interest and dividend income on interest earning assets, primarily loans and securities, and interest expense on interest bearing liabilities, which consist of deposits and borrowings. Operating results of the Company also depend upon the provision for possible loan losses, noninterest income, noninterest expense and income taxes.

	The Company has made, and may continue to make, various forward-looking statements with respect to its financial condition and results of operations. The Company cautions that these forward-looking statements are subject to numerous assumptions, risks and uncertainties, and that statements for periods subsequent to September 30, 1998 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from forward-looking statements. The following factors could cause actual results to differ materially from such forward-looking statements: continued pricing pressure on loans and deposit products, actions of competitors, changes in economic conditions, the ability of the Company and its competitors, vendors and customers to respond effectively to issues related to the Year 2000, the extent and timing of actions of the Federal Reserve, customers' acceptance of the Company's products and services and the extent and timing of legislative and regulatory actions and reforms.
The Company's forward-looking statements speak only as of the date on which such statements are made. By making forward-looking statements, the Company assumes no duty to update them to reflect new, changing or unanticipated events or circumstances.

Financial Condition

	Total assets increased by $17,039,000 or 2.09%, from $813,670,000 at December 31, 1997 to $830,709,000 at September 30, 1998.

	Interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, decreased $16,701,000, from $27,452,000 at December 31, 1997 to $10,751,000 at September 30, 1998. Such
investments are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

	Securities held to maturity decreased $9,644,000, from $33,910,000 at December 31, 1997 to $24,266,000 at September 30, 1998. Securities available for sale increased $12,598,000, from $178,680,000 at December 31, 1997 to $191,278,000 at September 30, 1998. Proceeds from decreases in securities held to maturity were primarily used to fund increases in net loans and deposit outflows. Proceeds from the decreases in interest bearing deposits with other banks and cash and due from banks were primarily used to fund increases in securities available for sale, increases in net loans and deposit outflows.

	Net loans were $534,640,000 at September 30, 1998, an increase of $34,558,000 from $500,082,000 at December 31, 1997. The increase reflects strong loan demand in the residential real estate market as a result of the continued low interest rate environment which encouraged refinancing, as well as new home purchases in the subsidiary bank's market areas.

	Total deposits decreased $8,448,000, from $648,983,000 at December 31, 1997 to $640,535,000 at September 30, 1998. The significant changes in deposits related primarily to decreases in time certificates and money market accounts of $21,318,000 and $10,774,000, respectively, partially offset by an increase in NOW accounts of $21,815,000 and an increase in noninterest bearing deposits of $2,957,000. The decrease in time certificates and a portion of the money market accounts related primarily to depositors looking to achieve higher yields by investing their funds in alternate sources outside of traditional bank products, while the continued success of the NOW account product introduced by the subsidiary bank in 1995 contributed to the increase in NOW accounts and the decrease in a portion of the money market accounts as some money market accounts shifted into the NOW account product.

	Securities sold under agreements to repurchase increased $6,772,000, from $66,025,000 at December 31, 1997 to $72,797,000 at September 30, 1998. The
increase in repurchase agreements relates primarily to an individual account that increased $10,081,000 during this period, partially offset by a decrease in municipal account balances. Municipal accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as they use their invested cash.

	Other borrowings consisted primarily of borrowings and advances from the Federal Home Loan Bank of Boston and amounted to $41,726,000 at
September 30, 1998 and $25,877,000 at December 31, 1997. The increase of $15,849,000 was primarily used to fund increases in net loans and deposit outflows.

	Stockholders' equity increased by $5,125,000 during the first nine months of 1998, from $66,914,000 at December 31, 1997, to $72,039,000 at
September 30, 1998. The increase was primarily due to $7,348,000 of net earnings and $3,146,000 relating to the issuance of common stock upon the exercise of common stock options (including $1,033,000 of related tax benefits associated with the exercise of nonstatutory stock options), partially offset by $2,211,000 of common stock dividends declared and a $3,153,000 decrease in unrealized gains on securities available for sale, net of related income tax effects.

Results of Operations

Net Earnings

	Net earnings for the three and nine months ended September 30, 1998 were $2,330,000 and $7,348,000 compared to $1,676,000 and $5,333,000 for the three and nine months ended September 30, 1997. Basic earnings per share were $.40 and $1.26 for the three and nine months ended September 30, 1998, compared to $.31 and $.98 for the three and nine months ended September 30, 1997. Diluted earnings per share were $.39 and $1.23 for the three and nine months ended September 30, 1998 compared to $.29 and $.93 for the three and nine months ended September 30, 1997. Included in net earnings were gains on sales of securities available for sale of $481,000 and $2,380,000, respectively, for the three and nine months ended September 30, 1998 compared to $115,000 and $2,188,000 for the three and nine months ended September 30, 1997. Earnings before income taxes, excluding gains on sales of securities available for sale, were $3,125,000 and $8,911,000 for the three and nine months ended September 30, 1998 compared to $2,148,000 and $5,441,000 for the three and nine months ended
September 30, 1997, representing an increase of 45.48% and 63.78%, respectively.

Interest and Dividend Income

	Interest and dividend income for the three and nine months ended September 30, 1998 was $14,842,000 and $43,571,000 compared to $14,894,000 and
$44,124,000 for the corresponding periods in 1997. The decrease in interest income for the three months ended September 30, 1998 compared to the same period in 1997 is primarily due to a decrease in overall yield on interest earning assets to 7.68% for the three months ended September 30, 1998 compared with 7.99% for the same period in 1997, as a result of the continued lower interest rate environment during 1998 compared to 1997, partially offset by an increase in the average balance of interest earning assets of $26,912,000. The decrease in interest income for the nine months ended September 30, 1998 compared to the same period in 1997 is primarily due to a decrease in the average balance of interest earning assets of $8,236,000 while yields remained relatively stable at 7.93% for the nine months ended September 30, 1998 compared with 7.94% for the same period in 1997. Yields on loans and securities and interest earning investments declined from 8.91% and 6.31%, respectively, for the nine months ended September 30, 1997 to 8.65% and 6.06%, respectively, for the same period in 1998; however the change in the asset mix into higher yielding loans from lower yielding securities and interest earning investments during 1998, accounted for the relatively stable yields on interest earning assets for these periods.

Interest Expense

	Interest expense for the three and nine months ended September 30, 1998 was $7,161,000 and $20,476,000 compared to $7,268,000 and $21,852,000 for the corresponding periods in 1997. The decrease in interest expense for the three months ended September 30, 1998 compared to the same period in 1997 is primarily due to a decrease in the cost of liabilities from 4.29% for the three months ended September 30, 1997 to 4.18% for the same period in 1998, partially offset by an increase in the average balance of total interest bearing liabilities of $6,851,000 for the three months ended September 30, 1998 compared to the same period in 1997. The average balance of other borrowed funds increased $14,530,000 for the three months ended September 30, 1998 compared to the same period in 1997, which was offset by a decrease in the cost of borrowings to 5.06% for the three months ended September 30, 1998 compared to 5.21% for the same period in 1997. The average balance of time deposits decreased
$18,822,000 for the three months ended September 30, 1998 compared to the same period in 1997 which was partially offset by an increase in the average balance of savings deposits of $11,143,000 for the three months ended September 30, 1998 compared to the same period in 1997. The average cost of savings deposits remained stable at 2.61% for the three months ended September 30, 1998 and September 30, 1997, while the cost of time deposits was 5.55% for the three months ended September 30, 1998 compared to 5.64% for the same period in 1997. The decrease in interest expense for the nine months ended September 30, 1998 compared to the same period in 1997 is primarily due to a decrease in the average balance of total interest bearing liabilities of $22,684,000, coupled with a decrease in the cost of those liabilities to 4.17% for the nine months ended September 30, 1998 compared to 4.30% for the same period in 1997. The average balance of other borrowed funds decreased $22,040,000 for the nine months ended September 30, 1998 compared to the same period in 1997, as did the cost of borrowings to 4.98% for the nine months ended September 30, 1998 compared to 5.24% for the same period in 1997. The average balance of time deposits decreased $13,043,000 for the nine months ended September 30, 1998 compared to the same period in 1997 which was partially offset by an increase in the average balance of savings deposits of $12,399,000 for the nine months ended September 30, 1998 compared to the same period in 1997. The average cost of savings deposits was relatively stable at 2.63% for the nine months ended September 30, 1998 compared to 2.62% for the same period in 1997, while the cost of time deposits was 5.57% for the nine months ended September 30, 1998 compared to 5.59% for the same period in 1997.

Net Interest and Dividend Income

	Net interest and dividend income increased by $55,000 and $823,000 for the three and nine months ended September 30, 1998 compared to the same periods in 1997. The increase for the three months ended September 30, 1998 is primarily due to an increase in net interest earning assets of $20,061,000 compared to the same period in 1997, partially offset by a decrease in net interest rate spread from 3.70% for the three months ended September 30, 1997 to 3.50% for the three months ended September 30, 1998. The increase for the nine months ended September 30, 1998 compared to the same period in 1997 is primarily due to an increase in net interest earning assets of $14,448,000 coupled with an increase in the interest rate spread from 3.64% for the nine months ended September 30, 1997 to 3.77% for the same period in 1998. The net yield on interest earning assets increased from 4.01% for the nine months ended September 30, 1997 to 4.21% for the same period in 1998.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three and nine months ended September 30, 1998 was $250,000 and $775,000, compared to $700,000 and $1,625,000 for the three and nine months ended September 30, 1997. The decrease in the provision for the three and nine months ended September 30, 1998, compared to the same periods in 1997, is based on management's overall evaluation of the adequacy of the level of the allowance, in relation to nonperforming loans and total loans. The level of net charge-offs for the three and nine months ended September 30, 1998 was $63,000 and $912,000, compared to $199,000 and $860,000, for the corresponding periods a year ago.

	The adequacy of the allowance for possible loan losses is evaluated by management on a quarterly basis. This review includes an assessment of problem loans and potential unknown losses based on current economic conditions, the regulatory environment and historical experience. The provision for possible loan losses represents charges to operations necessary to maintain the allowance at a level which management believes will be adequate to absorb possible losses. Management believes that the allowance for possible loan losses is adequate. While management evaluates the allowance for possible loan losses based upon available information, future additions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for possible loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based on judgments, which may be different from those of management.

Noninterest Income

	Noninterest income for the three and nine months ended
September 30, 1998 totaled $1,735,000 and $5,955,000, compared to $1,500,000 and
$6,075,000 for the same periods in 1997. The increase of $235,000 for the three months ended September 30, 1998 compared to the same period in 1997 relates primarily to an increase of $366,000 in net gains on sales of securities available for sale and an increase of $82,000 in gains on sales of loans in to the secondary mortgage market, partially offset by a decrease in customer account fees and service charges of $200,000. For the nine months ended September 30, 1998, noninterest income decreased by $120,000. The decrease relates primarily to a decrease in customer account fees and service charges of $553,000, partially offset by an increase of $192,000 in net gains on sales of securities available for sale and an increase of $260,000 in net gains on sales of loans in to the secondary mortgage market.

Noninterest Expense

	Noninterest expense for the three months ended September 30, 1998 decreased $603,000 from $6,163,000 for the three months ended September 30, 1997 to $5,560,000 for the three months ended September 30, 1998. The decrease for the three months ended September 30, 1998, compared to 1997 relates primarily to efficiencies realized from the merger with Primary Bank in the areas of salaries and employee benefits and data transmission costs, partially offset by normal salary increases. Salaries and employee benefits also decreased by $120,000 due to the inclusion of expenses relating to the vesting of performance based options during the three months ended September 30, 1997. Noninterest expense for the nine months ended September 30, 1998 decreased $2,109,000 from $19,093,000 for the nine months ended September 30, 1997 to $16,984,000 for the nine months ended September 30, 1998. The decrease for the nine months ended September 30, 1998 compared to the same period in 1997, is the result of efficiencies realized in the merger with Primary Bank mentioned above, as well as a decrease of $918,000 for salaries and employee benefits relating to the vesting of performance based options during the second and third quarters of 1997.

Income Taxes

	Income tax expense for the three and nine months ended
September 30, 1998 was $1,276,000 and $3,943,000, compared with $587,000 and
$2,296,000 for the same periods in 1997. The increase in income tax expense for the three and nine months ended September 30, 1998, compared to the same periods in 1997, related primarily to the increase in pretax income for the three and nine months ended September 30, 1998 compared to the same periods in 1997.

Risk Elements

	Total nonperforming loans decreased from $7,145,000 or 1.40% of total loans, at December 31, 1997, to $6,144,000 or 1.13% of total loans, at September 30, 1998. During the same period, other real estate owned, declined from $1,905,000 to $1,787,000. The allowance for possible loan losses as a percent of total nonperforming loans was 122.30% at September 30, 1998, compared with 107.08% at December 31, 1997.

As shown in the following table, nonperforming assets as a percentage of total assets were 0.95% and 1.11%, as of September 30, 1998 and December 31, 1997, respectively.

                                            September 30, 1998      December 31, 1997
                                            ------------------      -----------------
                                                         ($ in Thousands)
Loans 90 days or more past due
 and still accruing                        $         767           $      535
                                                   =====                =====

Nonaccrual/nonperforming loans             $       6,144           $    7,145

Other real estate owned                            1,787                1,905
                                                   -----                -----
        Total nonperforming assets         $       7,931           $    9,050
                                                   =====                =====

Allowance for possible loan losses         $       7,514           $    7,651
                                                   =====                =====
Nonperforming loans as a percent of
 total loans                                       1.13%                1.40%

Allowance for possible loan losses
 as a percent of total nonperforming
  loans                                          122.30%              107.08%

Nonperforming assets as a percent of
 total assets                                      0.95%                1.11%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At September 30, 1998, other borrowings were $41,726,000, with an additional available borrowing capacity with the Federal Home Loan Bank of Boston of approximately $263,000,000; interest-bearing deposits with other banks were $10,751,000 and securities available for sale were $191,278,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $192,952,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $13,057,000, is approximately 44 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at September 30, 1998 and December 31, 1997.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks, which are not members of the Federal Reserve System such as the subsidiary bank. At September 30, 1998 and December 31, 1997, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at September 30, 1998, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At September 30, 1998 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                           September 30, 1998
                                         ----------------------
                                         Subsidiary
                                            Bank        Company
                                         ----------     -------

Tier I leverage capital                     7.91%         8.30%

Tier I capital to risk-weighted assets     13.02%        13.66%

Total capital to risk-weighted assets      14.27%        14.92%


Year 2000

	The Company is aware of the issues associated with the programming code in existing computer systems and non-computer related embedded technology as the millennium (Year 2000) approaches. The "Year 2000" problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

	The Company has developed a Year 2000 Policy Statement which was approved by the Company's Board of Directors and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Year 2000 Policy Statement contains a phases approach which includes the following phases: awareness, inventory, assessment, renovation, validation, implementation and post implementation. As of September 30, 1998, the Company has completed the assessment phase and is actively working on the renovation, validation and implementation phases along with the Year 2000 remediation and business resumption contingency plans. It is anticipated that any necessary corrections, vendor reprogramming and testing efforts will be completed by December 31, 1998, allowing adequate time for any potential modifications. The Company has determined that its major systems will be able to be repaired within the Company or by the respective vendors. After
December 31, 1998, the Company will be in the post-implementation phase, which will utilize and test the contingency plans to enhance back-up steps and procedures to prepare for worst case scenarios. The Company's contingency plans are expected to be completed by the second quarter of 1999. To date, the Company has received a warranty of compliance from its processing vendor for loans, deposits and related products. Additionally, letters have been received from the Company's remaining vendors that plans are being developed to address the Year 2000 issue. Management's estimate of the costs related to the Year 2000 compliance are approximately $300,000, of which approximately $20,000 has been incurred as of September 30, 1998. The Year 2000 costs are expected to be substantially incurred in the fourth quarter of 1998 and the first quarter of 1999.
        The Company reviewed its loan relationships over $250,000 and assessed a Year 2000 compliance risk for each customer. The risk assessment consisted of a detailed questionnaire relating to the customer's Year 2000 efforts and resulted in the assignment of risk levels of low, medium and high risk for noncompliance with the Year 2000. The review of borrowers included the respective borrower's customer base and the likelihood of their noncompliance. As of September 30, 1998, no relationships were assessed a high risk of noncompliance with the Year 2000. In the first quarter of 1999, the Company will review all medium risk borrowing relationships and assess any exposure, which may exist at that time. The Company has also incorporated this review into the approval process for all new borrowing relationships. In addition to the analyses of the loan relationships, the Bank has also identified deposit as well as repurchase agreement accounts with balances greater than $250,000 and identified large community employers in communities where branches are located in order to determine an estimate of additional liquidity that may be needed as a result of the Year 2000 project. Based on the Company's review of significant deposit and borrowing relationships, management believes these relationships will not have a material adverse affect on the Company's liquidity, financial condition or results of operations.

        The most significant risk anticipated by the Company is the possibility of interruption to its account processing systems. Due to the progress described above, the Company does not presently foresee any interruptions to these systems, but cannot predict consequences of interruptions to these systems from outside factors, such as the loss of telecommunication and electrical power (worst case scenario). The Company's business resumption contingency plan will address resumption of business should the Company lose its telecommunications or electrical power.

Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                   Granite State Bankshares, Inc. and Subsidiary
                             Consolidated Quarterly Average Balances and Interest Rates
                                               ($ in Thousands)


                                                  1998 QTD                               1997 QTD
                            ------------------------------------------------------   ----------------
                             Third Quarter      Second Quarter     First Quarter      Fourth Quarter
                            Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate
                            ---------  -----   ---------  -----   ---------  -----   ---------  -----
Assets:
  Loans                    $ 542,139   8.43%  $ 539,783   8.62%  $ 513,365   8.91%  $ 499,316   8.93%
  Securities and
   interest earning
    investments              224,431   5.88%    182,375   5.91%    200,856   6.40%    232,678   6.23%
     Total interest          -------            -------            -------            -------
      earning assets         766,570   7.68%    722,158   7.93%    714,221   8.20%    731,994   8.07%

  Noninterest earning
   assets                     65,235             77,019             79,945             77,425
  Allowance for loan
   losses                     (7,385)            (7,532)            (7,749)            (7,248)
                             -------            -------            -------            -------
     Total Assets          $ 824,420          $ 791,645          $ 786,417          $ 802,171
                             =======            =======            =======            =======
Liabilities and
 stockholders' equity:
  Savings deposits         $ 295,424   2.61%  $ 299,353   2.63%  $ 289,066   2.65%  $ 288,095   2.60%
  Time deposits              265,876   5.55%    258,483   5.54%    279,405   5.63%    290,428   5.67%
  Other borrowed funds       117,382   5.06%     88,977   4.94%     76,021   4.90%     79,722   5.03%
                             -------            -------            -------            -------
   Total int. bearing
    liabilities              678,682   4.18%    646,813   4.11%    644,492   4.21%    658,245   4.25%

  Noninterest bearing
   deposits                   70,014             69,895             66,622             70,227
  Other liabilities            3,130              3,108              5,787              7,095
  Stockholders' equity        72,594             71,829             69,516             66,604
                             -------            -------            -------            -------
Total liab. and stock-
 holders' equity           $ 824,420          $ 791,645          $ 786,417          $ 802,171
                             =======            =======            =======            =======

Interest rate spread                   3.50%              3.82%              3.99%              3.82%
                                       =====              =====              =====              =====
Net average earning
 balance / Net yield on
  interest earning assets  $  87,888   3.98%  $  75,345   4.25%  $  69,729   4.41%  $  73,749   4.25%
                              ======   =====     ======   =====     ======   =====     ======   =====

                                                  1997 QTD                               1996 QTD
                            ------------------------------------------------------   ----------------
                             Third Quarter      Second Quarter     First Quarter      Fourth Quarter
                            Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate   Avg. bal.   Rate
                            ---------  -----   ---------  -----   ---------  -----   ---------  -----

Assets:
  Loans                    $ 488,820   8.86%  $ 464,524   8.95%  $ 444,479   8.93%  $ 433,683   9.01%
  Securities and
   interest earning
    investments              250,838   6.30%    289,349   6.35%    290,168   6.28%    287,014   6.10%
    Total interest           -------            -------            -------            -------
     earning assets          739,658   7.99%    753,873   7.95%    734,647   7.88%    720,697   7.85%

  Noninterest earning
   assets                     73,898             71,612             70,575             70,125
  Allowance for loan
   losses                     (6,632)            (6,205)            (6,279)            (6,459)
                             -------            -------            -------            -------
     Total Assets          $ 806,924          $ 819,280          $ 798,943          $ 784,363
                             =======            =======            =======            =======

Liabilities and
 stockholders' equity:
  Savings deposits         $ 284,281   2.61%  $ 284,767   2.63%  $ 277,594   2.63%  $ 279,459   2.67%
  Time deposits              284,698   5.64%    282,420   5.58%    275,527   5.54%    267,595   5.53%
  Other borrowed funds       102,852   5.21%    122,697   5.31%    123,633   5.23%    113,202   5.16%
                             -------            -------            -------            -------
    Total int. bearing
     liabilities             671,831   4.29%    689,884   4.31%    676,754   4.29%    660,256   4.25%

  Noninterest bearing
   deposits                   64,624             62,872             57,893             62,285
  Other liabilities            5,133              4,382              3,630              3,931
  Stockholders' equity        65,336             62,142             60,666             57,891
                             -------            -------            -------            -------
Total liab. and stock-
 holders' equity           $ 806,924          $ 819,280          $ 798,943          $ 784,363
                             =======            =======            =======            =======

Interest rate spread                   3.70%              3.64%              3.59%              3.60%
                                       =====              =====              =====              =====
Net average earning
 balance / Net yield on
  interest earning assets  $  67,827   4.09%  $  63,989   4.00%  $  57,893   3.93%  $  60,441   3.95%
                              ======   =====     ======   =====     ======   =====     ======   =====



                     Granite State Bankshares, Inc. and Subsidiary
                     Part I Item 3 and Part II - Other Information
                                September 30, 1998


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

                            GRANITE STATE BANKSHARES, INC.



                            /s/ Charles W. Smith
                            ________________________________________
Dated : November 10, 1998   By:     Charles W. Smith
                                    Chairman and
                                    Chief Executive Officer


                            /s/ William G. Pike
                            ________________________________________
Dated : November 10, 1998   By:     William G. Pike
                                    Executive Vice President and
                                    Chief Financial Officer