Form 10-K
period 1998-12-31
GRANITE STATE BANKSHARES INC
filed 1999-03-26
CIK 792360

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, D.C.  20549

                              FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

  For the fiscal year ended                    Commission File No. 0-14895
  December 31, 1998

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.    (   )

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing bid price of March 18, 1999, was $100,216,000. For purposes of this calculation, the affiliates of the Registrant include its directors and executive officers. Although such directors and executive officers of the Registrant performing policy-making functions were assumed to be "affiliates" of the Registrant, this classification is not to be interpreted as an admission of such status.

        As of March 18, 1999, the number of shares of the Registrant's common stock outstanding of record (exclusive of treasury shares) was 5,870,481.

                        DOCUMENTS INCORPORATED
                            BY REFERENCE

      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Annual Report on Form 10-K:


        Document                         Part
        --------                        ------

Annual Report to Stockholders for       Part I, Item 1 (c) (5),
the year ended December 31, 1998        "Statistical Information"

                                        Part II, Item 6
                                        Selected Financial Data


                                        Part II, Item 7,
                                        "Management's Discussion and
                                        Analysis of Financial Condition and
                                        Results of Operations"


                                        Part II, Item 7a,
                                        "Quantitative and Qualitative
                                        Disclosures About Market Risk"

                                        Part II, Item 8
                                        "Financial Statements and
                                        Supplementary Data"


Proxy Statement for the 1999            Part III, Item 10,
Annual Meeting of Stockholders          "Directors and Executive Officers
                                        of the Registrant"


                                        Part III, Item 11,
                                        "Executive Compensation"


                                        Part III, Item 12,
                                        "Security Ownership of Certain
                                        Beneficial Owners and Management"


                                        Part III, Item 13,
                                        "Certain Relationships and
                                        Related Transactions"


                  Form 10-K Annual Report -- Table of Contents

                                PART I

                                                                Page
Item 1. Description of Business                                   5

     a. General Development of Business                           5
     b. Financial Information About Industry Segments             5
     c. Narrative Description of Business                         5

             1. General Description of Business                   6
             2. Regulation & Supervision                          7
             3. Monetary Policies                                12
             4. Employees                                        12
             5. Statistical Information                          12

                   A. Distribution of Assets, Liabilities,
                      and Stockholders' Equity;  Interest
                      Rates and Interest Differential            12
                   B. Rate/Volume Analysis                       12
                   C. Investment Portfolio                       12
                   D. Loan Portfolio                             16
                   E. Maturity of Loans                          16
                   F. Nonperforming Loans and Assets             17
                   G. Summary of Loan Loss Experience and
                      Allocation of the Allowance for
                      Possible Loan Losses                       19
                   H. Risks Associated with Commercial
                      Real Estate, Commercial and
                      Construction Loans                         22
                   I. Deposits                                   22
                   J. Maturities of Time Deposits                23
                   K. Return on Equity and Assets                23
                   L. Borrowings                                 23
                   M. Competition                                25
                   N. Subsidiaries                               25
     d.  Financial Information About Foreign and
         Domestic Operations and Export Sales                    25

Item 2. Properties                                               26

Item 3. Legal Proceedings                                        26

Item 4. Submission of Matters to a Vote of Security Holders      26

Additional Item. Executive Officers                              27

                                PART II

                                                                Page
Item 5. Market for Registrant's Common Equity and
        Related Stockholder Matters                              28

     a. Market Information                                       28
     b. Holders                                                  28
     c. Dividends                                                28

Item 6. Selected Financial Data                                  29

Item 7. Management's Discussion and Analysis of Financial
        Condition and Results of Operations                      29

Item 7a.Quantitative and Qualitative Disclosures About
        Market Risk                                              29

Item 8. Financial Statements and Supplementary Data              29

     a. Financial Statements Required by Regulation S-X          29
     b. Supplementary Financial Information                      29

             1. Selected Quarterly Financial Data                29
             2. Information on the Effects of Changing Prices    29
             3. Information About Oil and Gas Producing
                Activities                                       29

Item 9. Changes in and Disagreements with Accountants
        on Accounting and Financial Disclosure                   29

                                PART III


Item 10. Directors and Executive Officers of the Registrant      30

Item 11. Executive Compensation                                  30

Item 12. Security Ownership of Certain Beneficial Owners
         and Management                                          30

Item 13. Certain Relationships and Related Transactions          30

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and
         Reports on Form 8-K                                     30

      a. List of Documents filed as Part of this Report          30

             1. Financial Statements                             30
             2. Financial Statement Schedules                    31

      b. Reports on Form 8-K                                     31
      c. Exhibits                                                31

Signatures                                                       33

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

      Effective after the close of business October 31, 1997, the Company completed its acquisition of Primary Bank by the merger of Primary Bank with and into the Company's subsidiary, Granite Bank. See also Note 2 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1998 which is incorporated herein by reference.

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

Risk Management
---------------

      In the normal course of business, the Company is subject to various risks, the most significant of which are credit, liquidity and market risk, which includes interest rate risk. Although the Company cannot eliminate these risks, it has risk management processes designed to provide for risk identification, measurement, monitoring and control. The Board of Directors establishes policies with respect to risk management, lending, investment, asset/liability management and interest rate risk and reviews and approves these policies annually. The Board of Directors delegates the responsibility for carrying out these policies to management.

Credit Risk
-----------

      Credit risk represents the possibility that a customer or counterparty may not perform in accordance with contractual terms. Credit risk results from extending credit to customers, purchasing securities and entering into certain off-balance-sheet financial transactions (which are primarily commitments to originate loans, unused lines and standby letters of credit or unadvanced portions of construction loans). Risk associated with the extension of credit (including off-balance sheet items) includes general risk, which is inherent in the lending business, and risk specific to individual borrowers. Risk associated with purchasing securities primarily centers around the credit quality of the issuer of the security. The Company seeks to manage credit risk through portfolio diversification, investments in highly rated securities, loan underwriting policies and procedures and loan monitoring practices.

Liquidity Risk
--------------

      Liquidity represents an institution's ability to generate cash or otherwise obtain funds at reasonable rates to satisfy commitments to borrowers and demands of depositors and to invest in strategic initiatives. Liquidity risk represents the likelihood the Company would be unable to generate cash or otherwise obtain funds at reasonable rates for such purposes. Liquidity is managed through the coordination of the relative maturities of assets, liabilities and off-balance sheet positions and is enhanced by the ability to raise funds with direct borrowings.

Market Risk
-----------

      Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in diminished current values and/or reduced potential net interest income in future periods. The Company's market risk arises primarily from interest rate risk. The Company is also exposed to market price risk through its investments in marketable equity securities. Market price risk related to investments in marketable equity securities is the potential loss in estimated fair value resulting from adverse changes in prices quoted by stock markets. The Company manages this risk by closely monitoring market developments and reviewing current financial statements and other reports published by the issuers of the equity securities.

Interest Rate Risk
------------------

      Interest rate risk arises primarily through the Company's normal business activities of extending loans and taking deposits. Interest rate risk is the sensitivity of net interest income and the market value of financial instruments to the timing, magnitude and frequency of changes in interest rates. Interest rate risk results from various repricing frequencies and the maturity structure of assets, liabilities and off-balance-sheet positions. Interest rate risk also results from, among other factors, changes in the relationship or spread between interest rates. Many factors, including economic and financial conditions, general movements in market interest rates and consumer preferences, affect the spread between interest earned on assets and interest paid on liabilities. Interest rate caps are used to alter the interest rate characteristics on the net interest spread. The Company uses a number of measures to monitor and manage interest rate risk, including financial planning models which recalculates the estimated net present value of equity and net interest and dividend income of the Company assuming instantaneous, permanent parallel shifts in market interest rates.

      For additional information relating to the Company's risk management processes, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Stockholders for the year ended December 31, 1998, which is incorporated herein by reference.

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

      The federal and state laws and regulations which are applicable to banks regulate, among other things, the scope of their business, their investments, the reserves required to be kept against deposits, the timing of the availability of deposited funds and the nature and amount of collateral for certain loans. The laws and regulations governing the Bank generally have been promulgated to protect depositors and not for the purpose of protecting stockholders. The regulatory structure also gives the regulatory authorities extensive discretion in connection with their supervisory and enforcement activities and examination policies, including policies with respect to classification of assets and the establishment of adequate loan loss reserves for regulatory purposes. Any change in such regulation, whether by the Commissioner, the FRB, the FDIC or the United States Congress, could have a material adverse impact on the Company, the Bank and their operations.

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

      The Bank is required under New Hampshire law to maintain a reserve of the lesser of not less than 12% of the amount of demand deposits and 5% of the amount of time and savings deposits in cash or in specified short-term investments, or the reserve requirements established by the FRB. At
December 31, 1998 this requirement was satisfied.

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

      The Bank pays assessments to the Commissioner's office to support its operations. In 1998, these assessments totaled $13,852.

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

Investment Authority
--------------------

      The FDIC regulations restrict investments by and activities of insured state banks such as the Bank. Effective December 19, 1992, neither state banks nor their subsidiaries may engage in activities, as principal, not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is and continues to comply with applicable federal capital standards. Additionally, subject to exceptions for majority-owned subsidiaries and certain other limited exceptions, state banks may not acquire or retain any equity investment of a type or in an amount not permissible for national banks. The Federal Deposit Insurance Act does contain a partial exception from these requirements for stock and mutual fund ownership by banks which were authorized to make such investments by state law and had made such investments during a specified time period. The Bank believed it qualified for the exception and applied to the FDIC for approval. During 1993, the Bank received approval from the FDIC to invest in equity securities listed on a national exchange and registered shares of mutual funds, which are otherwise impermissible investments for national banks, in an amount not to exceed 100 percent of its Tier 1 capital, which amounted to $66,369,000 at December 31, 1998.

Capital Requirements
--------------------

      The FDIC has issued regulations that require Bank Insurance Fund-insured banks, such as the Bank, to maintain minimum levels of capital. The regulations establish a minimum leverage (core) capital requirement of not less than 3% core capital to total assets for banks in the strongest financial and managerial condition, with a CAMELS Rating of 1 (the highest rating of the FDIC for banks). For all other banks, the minimum leverage capital requirement is 3% plus an additional cushion of at least 1% to 2%. Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights and purchased credit card relationships), identified losses and investments in certain subsidiaries. At December 31, 1998, the Bank's ratio of core capital to average total assets equaled 7.82%, which exceeded the minimum leverage requirement.

      The FDIC also requires that banks meet a risk-based capital standard.
The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.00%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage capital requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 1998, the Bank met its risk based capital requirements with a core risk-based capital to risk-weighted assets ratio of 12.60% and a total risk-based capital to risk-weighted assets ratio of 13.85%.

Prompt Corrective Action Regulations
------------------------------------

      Effective December 19, 1992, the regulatory agencies, including the FDIC, were required to take certain supervisory actions against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The regulations generally require subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2% of assets, which appointment is to be made within a maximum of 270 days after the threshold is reached. At December 31, 1998, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations. See also Capital Resources and Liquidity - Capital Resources in the Management's Discussion and Analysis Section of the Annual Report to Stockholders for the year ended December 31, 1998.

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

Community Reinvestment Act
--------------------------

      Under the Community Reinvestment Act, as amended ("CRA"), every FDIC-insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the FDIC to assess the Bank's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatifactory rating may be used as the basis for the denial of an application by the FDIC. The Bank's latest CRA rating, received from the FDIC was "satisfactory".

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

      During 1998, the Bank paid annual insurance premiums of $93,000 compared with $82,000 in 1997.

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

      The Funds Act also spreads the obligations for payment of the Financing Corporation ("FICO") bonds across all SAIF and BIF members. Beginning on January 1, 1997, BIF deposits will be assessed for FICO payments at a rate of 20% of the rate assessed on SAIF deposits. Based on current estimates by the FDIC, BIF deposits will be assessed a FICO payment of 1.3 basis points, while SAIF deposits will pay an estimated 6.3 basis points. Full pro rata sharing of the FICO payments between BIF and SAIF members is expected to occur on the earlier of January 1, 2000 or the date the BIF and SAIF are merged.

      As a result of the Funds Act, the FDIC lowered SAIF assessments to 0 to 27 basis points effective January 1, 1997, a range comparable to that of BIF members. However, SAIF deposits will continue to be assessed at the higher FICO rate described above. Management cannot predict the level of FDIC insurance assessments on an on-going basis, or whether the BIF and SAIF will eventually be merged.

Federal Reserve System
----------------------

      Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the Bank's cost of funds. For most of 1998, these regulations required reserves of 3% of total transaction accounts of up to $47.8 million. Total transaction accounts amounting to over $47.8 million required a reserve of $1.4 million plus 10% (this rate is set by the FRB and can range from 8% to 14%) of that portion of total transaction accounts in excess of such amount. Institutions were permitted to designate and exempt $4.7 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with its reserve requirements at December 31, 1998. The Bank also has the authority to borrow from the Federal Reserve Board "discount window" to meet its short-term liquidity needs.

      During December, 1998, the amount of reservable liabilities exempt from reserve requirements was increased to $4.9 million and the level at which reservable liabilities would be subject to the 10% rate was lowered to $46.5 million. Under the FRB regulations the survivor of a merger is also entitled to a tranche loss adjustment in the calculation of the reserve requirement. In connection with the acquisition of Primary Bank, the Company received a tranche loss adjustment of $3.6 million as of October 31, 1997. This tranche loss adjustment is reduced by 12.5% approximately every 3 months and will be reduced to zero by August 12, 1999. The effects of these recent actions will not have any significant impact on the Bank's liquidity and profitability.

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

      The Federal Reserve Board has issued guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks which are members of the Federal Reserve System. These capital requirements generally call for an 8 percent total capital ratio, of which 4 percent must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighting assets and off-balance sheet instruments according to their relative credit risks. In addition to the risk-based capital standard, bank holding companies such as the Company must maintain a minimum leverage ratio of Tier I capital to total assets of at least 4 percent, with Tier I capital for this purpose being defined consistent with the risk-based capital guidelines. At December 31, 1998, Granite State had consolidated Tier I and total risk-based capital ratios of 13.17% and 14.42%, respectively and a leverage ratio of Tier I capital to average total assets of 8.18%.

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

      As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the aggregate of unpaid residential mortgage loan balances and the carrying value of mortgage-backed securities outstanding at the end of the year; a percentage of its outstanding advances from the FHLB of Boston; or 1% of 30% of total assets. As of December 31, 1998, Granite Bank held stock in the FHLB in the amount of $7,201,000 and was required to maintain an investment in such stock of $4,031,000.

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

        (4) Employees

      As of December 31, 1998, Granite State and its subsidiary employed 309 full time equivalent officers and employees. Granite State considers relations with its employees to be satisfactory. None of the employees of the Company or its subsidiary are represented by a collective bargaining group.

        (5) Statistical Information

      The statistical information on Granite State set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

           (A) Distribution of Assets, Liabilities, and Stockholders' Equity; Interest Rates and Interest Differential

      Information regarding the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential for each of the three years in the period ended December 31, 1998, on page 21 of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.

           (B) Rate/Volume Analysis

      Information regarding the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities attributable to changes in interest rates and changes in volume for each of the two years in the period ended December 31, 1998, on page 22 of the Annual Report to Stockholders for the year ended December 31, 1998 are incorporated herein by reference.

           (C) Investment Portfolio

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income as a separate component of stockholders' equity, net of estimated income taxes. The Company classifies its securities into three categories: held-to-maturity, available-for-sale and held for trading. The Company had no securities classified as trading securities at or during the years ended December 31, 1998, 1997 and 1996. In the fourth quarter of 1997 the acquisition of Primary Bank necessitated a transfer of securities held to maturity with an amortized cost of $22,226,000 and a net unrealized loss of $156,000 to securities available for sale in order to maintain the Company's existing interest rate risk profile.

      The following table sets forth the amortized cost, unrealized gains and losses, and estimated market values of securities held to maturity and securities available for sale at December 31, 1998, 1997 and 1996.

                                                                                 Estimated
                                          Amortized   Unrealized    Unrealized      Market
                                            Cost        Gains         Losses        Value
                                          ---------   ----------    ----------    ---------
                                                            (In Thousands)
Securities held to maturity
At December 31, 1998
  US Government agency obligations       $   17,265  $       230                 $   17,495
  Other corporate obligations                 5,012           41                      5,053
                                             ------       ------        ------       ------
    Total securities held to maturity    $   22,277  $       271   $         0   $   22,548
                                             ======       ======        ======       ======

Securities available for sale
At December 31, 1998
  US Treasury obligations                $   82,521  $     1,195                 $   83,716
  US Government agency obligations           55,961          112   $        75       55,998
  Other corporate obligations                46,593          150           286       46,457
  Mortgage-backed securities:
     FNMA                                     7,045           35            49        7,031
     FHLMC                                    2,876            2            25        2,853
     GNMA                                     1,190           59             3        1,246
     SBA                                        552           16                        568
                                             ------       ------        ------       ------
    Total mortgage-backed securities         11,663          112            77       11,698
  Mutual Funds                                6,326          105            29        6,402
  Marketable equity securities               14,122        2,785         1,413       15,494
                                            -------       ------        ------      -------
    Total securities available for sale  $  217,186  $     4,459   $     1,880   $  219,765
                                            =======       ======        ======      =======

Securities held to maturity
At December 31, 1997
  US Government agency obligations       $   33,910  $       285   $        25   $   34,170
                                             ------       ------        ------       ------
    Total securities held to maturity    $   33,910  $       285   $        25   $   34,170
                                             ======       ======        ======       ======

Securities available for sale
At December 31, 1997
  US Treasury obligations                $   82,470  $       499                 $   82,969
  US Government agency obligations           44,218           31   $        50       44,199
  Other corporate obligations                 8,493           16             1        8,508
  Mortgage-backed securities:
     FNMA                                    11,723           49            95       11,677
     FHLMC                                    6,562           26            41        6,547
     GNMA                                     2,418           84                      2,502
     SBA                                        765           17                        782
                                             ------       ------        ------       ------
    Total mortgage-backed securities         21,468          176           136       21,508
  Mutual Funds                                6,005          130            22        6,113
  Marketable equity securities                6,719        8,664                     15,383
                                            -------       ------        ------      -------
    Total securities available for sale  $  169,373  $     9,516   $       209   $  178,680
                                            =======       ======        ======      =======

Securities held to maturity
At December 31, 1996
  US Government agency obligations       $   67,711  $       109   $       504   $   67,316
  Mortgage-backed securities:
     FNMA                                     7,030           32           141        6,921
     FHLMC                                    1,000                         99          901
     GNMA                                     7,227          112           113        7,226
     SBA                                      1,011           11             7        1,015
     Other                                      424                         11          413
                                             ------       ------        ------       ------
    Total mortgage-backed securities         16,692          155           371       16,476
                                             ------       ------        ------       ------
    Total securities held to maturity    $   84,403  $       264   $       875   $   83,792
                                             ======       ======        ======       ======

Securities available for sale
At December 31, 1996
  US Treasury obligations                $   25,847  $        26   $        21   $   25,852
  US Government agency obligations           65,748           21           424       65,345
  Other corporate obligations                 6,475                         39        6,436
  Mortgage-backed securities:
     FNMA                                    33,284           59           233       33,110
     FHLMC                                   32,402           39           260       32,181
     GNMA                                     3,577            1            69        3,509
                                             ------       ------        ------       ------
    Total mortgage-backed securities         69,263           99           562       68,800
  Mutual Funds                                5,439           11            27        5,423
  Marketable equity securities                7,282        3,329             5       10,606
                                            -------       ------        ------      -------
    Total securities available for sale  $  180,054  $     3,486   $     1,078   $  182,462
                                            =======       ======        ======      =======

      As a member of the Federal Home Loan Bank (FHLB) of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or a percentage of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 1998, 1997 and 1996, the Company had investments in FHLB of Boston stock of $7,201,000, $7,201,000, and $6,365,000 respectively. At
December 31, 1998 the weighted average yield on FHLB of Boston stock was 6.40%.

      The following table sets forth the maturity distribution of securities held to maturity and securities available for sale at December 31, 1998 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).


                                        Amortized      Weighted
                                          Cost      Average Yield
                                        ---------   -------------
                                     (In Thousands)

US Treasury obligations
     Due within 1 year                 $  49,980        5.83%
     Due after 1 but within 5 years       32,541        6.13%
                                         -------
    Total                                 82,521        5.95%
                                         -------
US Government Agency obligations
     Due within 1 year                       -            -
     Due after 1 but within 5 years       54,961        5.93%
     Due after 5 but within 10 years      18,265        6.59%
                                         -------
    Total                                 73,226        6.09%
                                         -------
Other corporate obligations
     Due within 1 year                       -            -
     Due after 1 but within 5 years       28,087        5.73%
     Due after 5 but within 10 years      18,147        5.78%
     Due after 10 years                    5,371        7.26%
                                         -------
    Total                                 51,605        5.91%
                                         -------
Mortgage-backed securities
     Due within 1 year                        16        9.00%
     Due after 1 but within 5 years          143        7.74%
     Due after 5 but within 10 years       1,179        6.59%
     Due after 10 years                   10,325        5.98%
                                         -------
    Total                                 11,663        6.07%
                                         -------

Total debt securities                    219,015        5.99%
Mutual fund shares*                        6,326        5.28%
Marketable equity securities*             14,122        2.71%
Net unrealized gains on
   securities available for sale           2,579          -
                                         -------
Total securities held to maturity
   and securities available for sale   $ 242,042        5.78%
                                         =======


      Included in total debt securities above are U.S. Government Agency and other corporate obligations classified as securities held to maturity, with an amortized cost of $22,277,000, all of which are due after five years, but within ten years with a weighted average yield of 6.52%. All other debt securities are classified as securities available for sale.

      *Mutual fund shares and marketable equity securities have no stated maturity, and are therefore considered to be due after 10 years.

      The Company owned one security included in securities available for sale of an individual issuer, with a book value in excess of 10% of stockholders' equity, excluding U.S. Treasury and U.S. Government agency obligations, at December 31, 1998. The Company owned $10,000,000 par value of Household Finance Corporation floating rate notes due June 17, 2005 with an amortized cost of $9,984,000 and a book value and estimated market value of $9,838,000.

           (D) Loan Portfolio

      The following table shows Granite State's loan distribution as of December 31:


                                                  1998       1997        1996         1995         1994
                                                --------   --------    --------     --------     --------
                                                                    (In Thousands)

Commercial, financial and agricultural         $  48,418  $  68,513   $  63,543    $  72,657    $  59,505
Real estate-residential                          328,243    245,577     200,983      189,513      196,670
Real estate-commercial                           146,093    151,474     139,400      124,319      106,835
Real estate-construction and land development      2,281      6,000       5,355        3,318        6,768
Installment                                        7,809     11,588      12,076       12,195       14,741
Other                                             22,855     26,013      20,940       24,484       26,233
                                                 -------    -------     -------      -------      -------
    Total Loans                                  555,699    509,165     442,297      426,486      410,752
Less:
 Allowance for possible loan losses               (7,122)    (7,651)     (6,253)      (7,151)      (7,080)
 Unearned income                                  (1,506)    (1,432)     (1,860)      (2,356)      (2,930)
                                                 -------    -------     -------      -------      -------
   Net Loans                                   $ 547,071  $ 500,082   $ 434,184    $ 416,979    $ 400,742
                                                 =======    =======     =======      =======      =======


           (E) Maturity of Loans

      The following table shows the maturity distribution of loans outstanding, excluding non-accrual loans of $3,013,000 as of December 31, 1998.


                                              One Year    Over One Year     Over
                                               or Less    to Five Years  Five Years      Total
                                              --------    -------------  ----------     -------
                                                               (In Thousands)

Commercial, financial and agricultural        $ 12,904    $    16,855    $  17,981    $  47,740
Real estate-residential                          4,603          9,128      313,165      326,896
Real estate-commercial                          11,046         26,114      108,341      145,501
Real estate-construction and land development    1,602            301                     1,903
Installment                                      1,723          5,573          495        7,791
Other                                            2,078          1,439       19,338       22,855
                                               -------        -------      -------      -------
                                              $ 33,956    $    59,410    $ 459,320    $ 552,686
                                               =======        =======      =======      =======
Loans maturing after one year:
 Fixed interest rate                                      $    28,511    $ 152,076    $ 180,587
 Variable interest rate                                        30,899      307,244      338,143
                                                              -------      -------      -------
                                                          $    59,410    $ 459,320    $ 518,730
                                                              =======      =======      =======


      Included in the loan maturity table above, are loans with a variable interest rate totaling $30,899,000 which are scheduled to mature in one to five years, of which $25,834,000 are scheduled to reprice within one year or less, with the remaining $5,065,000 scheduled to reprice within one to five years. Also included in the loan maturity table, are loans with a variable interest rate totaling $307,244,000 which are scheduled to mature after five years, of which $158,548,000 are scheduled to reprice within one year or less; $91,543,000 which are scheduled to reprice within one to five years, with the remaining $57,153,000 scheduled to reprice after five years.

           (F) Nonperforming Loans and Assets

      The following table summarizes Granite State's nonperforming loans and assets at December 31. Amounts shown reflect principal only.


                                                1998     1997     1996     1995     1994
                                               ------   ------   ------   ------   ------
                                                             ($ In Thousands)
Nonperforming Loans:
Commercial, financial and agricultural        $   678  $   956  $   204  $   670  $   733
Real estate-residential                         1,347    1,489    2,707    4,231    2,648
Real estate-commercial                            592    4,261    1,032    2,106    2,656
Real estate-construction and land development     378       92      102      444      298
Installment and other                              18      347       41      256      292
                                               ------   ------   ------   ------   ------
      Total nonperforming loans                 3,013    7,145    4,086    7,707    6,627

Other real estate owned                         1,601    1,905    3,492    4,779    7,464
                                               ------   ------   ------   ------   ------
Total nonperforming loans and other
  real estate owned                           $ 4,614  $ 9,050  $ 7,578  $12,486  $14,091
                                               ======   ======   ======   ======   ======
Percentage of nonperforming loans and
  other real estate owned to total loans
    receivable                                  0.83%    1.78%    1.71%    2.93%    3.43%
                                                =====    =====    =====    =====    =====
Percentage of nonperforming loans and
  other real estate owned to total assets       0.53%    1.11%    0.95%    1.71%    2.11%
                                                =====    =====    =====    =====    =====
Loans delinquent 90 days or more still
  accruing, not included in above             $   146  $   535  $    93  $     0  $    21
                                                =====    =====    =====    =====    =====


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

      For the year ended December 31, 1998, the gross interest income on nonperforming loans that would have been recorded, had such loans been current in accordance with their original terms amounted to $441,000. The amount of interest income on those loans included in net earnings for the year ended December 31, 1998 amounted to $145,000.

      The Company has identified loans as impaired in accordance with SFAS
No. 114, when it is probable that interest and principal will not be collected according to the terms of the loan agreements. The balance of impaired loans was $1,556,000 and $4,559,000, respectively, at December 31, 1998 and 1997. The average recorded investment in impaired loans was $3,502,000, $3,001,000 and $3,933,000, respectively, in 1998, 1997 and 1996. No income was recognized on impaired loans during 1998 and 1997 and $4,000 of income was recognized during 1996. Total cash collected on impaired loans during 1998, 1997 and 1996 was $710,000, $779,000 and $2,427,000, respectively, of which $710,000, $779,000 and
$2,423,000, respectively, was credited to the principal balance outstanding on such loans.

      Changes in the allowance for possible loan losses allocated to impaired loans, which is included in the allowance for possible loan losses are as follows:

                                         1998       1997       1996
                                        ------     ------     ------
                                               (In Thousands)

Balance at beginning of year          $  1,054   $    457    $ 1,114
  Provision for possible loan losses       201        983        499
  Loans charged off                     (1,022)      (386)    (1,156)
                                        ------     ------     ------
Balance at end of year                $    233   $  1,054    $   457
                                        ======     ======     ======


      At December 31, 1998, 1997 and 1996, there were no impaired loans which did not have an allowance for possible loan losses determined in accordance with SFAS No. 114.

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

      Other real estate owned at December 31 was comprised as follows:


                                       1998      1997      1996      1995      1994
                                      ------    ------    ------    ------    ------
                                                       (In Thousands)

Condominiums and apartment projects  $   131   $   371   $   780   $ 1,124   $ 1,797
Single family housing projects           739       792     1,281     1,367     2,107
Retail and office                                             83     1,272     1,477
Non-retail commercial                    756       773       798     1,996     1,482
Residential                              451       437     1,078       625     1,192
                                       -----     -----     -----     -----     -----
                                       2,077     2,373     4,020     6,384     8,055

Less:  Valuation allowance               476       468       528     1,605       591
                                       -----     -----     -----     -----     -----
                                     $ 1,601   $ 1,905   $ 3,492   $ 4,779   $ 7,464
                                       =====     =====     =====     =====     =====


      As of December 31, 1998, there were no loan concentrations exceeding 10% of total loans.

      As of December 31, 1998, neither Granite State nor its subsidiary, Granite Bank, had any foreign loans.

           (G) Summary of Loan Loss Experience and Allocation of the Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the risks inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from changes in existing conditions; historical loan charge-off experience; and the results of bank regulatory examinations. At December 31, 1996, the level of the allowance was lower than the level of the allowance at December 31, 1995 and December 31, 1994 due primarily to a reduction in the level of nonperforming loans. At December 31, 1997, the level of the allowance was higher than the level of the allowance at December 31, 1996 due primarily to increases in nonperforming and impaired loans, and an increase in the total loan portfolio, including growth in commercial business loans and commercial real estate loans. At December 31, 1998, the level of the allowance was lower than the 1997 level, due to reductions in the level of nonperforming and impaired loans in 1998 compared with 1997, increased net charge-offs for 1998 compared with 1997, as well as a change in the mix of loans to primarily residential real estate loans which accounted for 59.1% of total loan portfolio at December 31, 1998 compared to 48.2% at December 31, 1997, while commercial real estate and commercial and industrial loans accounted for 35.0% of the total loan portfolio in 1998 compared to 43.2% in 1997. While management believes that the allowance for possible loan losses at December 31, 1998 is adequate based on its current review and estimates, further provisions to the allowance may be necessary if the market in which the Company operates deteriorates.

      Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based upon judgments which may be different from those of management.

      Changes in the allowance for possible loan losses for the year ended December 31 are as follows:


                                                1998      1997      1996      1995      1994
                                               ------    ------    ------    ------    ------
                                                               (In Thousands)

Balance at beginning of year                  $ 7,651   $ 6,253   $ 7,151   $ 7,080   $ 6,950
  Provision for possible loan losses            1,125     2,425     1,372     3,337     1,032
  Loans charged off                            (2,113)   (1,205)   (3,020)   (3,573)   (1,346)
  Recoveries of loans previously charged off      459       178       750       307       444
                                               ------    ------    ------    ------    ------
Balance at end of year                        $ 7,122   $ 7,651   $ 6,253   $ 7,151   $ 7,080
                                               ======    ======    ======    ======    ======


      A summary of loan charge-offs by loan category for the year ended December 31, follows:


                                 1998      1997      1996      1995      1994
                                ------    ------    ------    ------    ------
                                                    (In Thousands)

Commercial, financial
  and agricultural             $   503   $   356   $   684   $ 1,085   $   362
Real estate-residential            298       613       918       606       303
Real estate-commercial             903       150       907     1,736       409
Real estate-construction
  and land development              15        19        78         0         0
Installment and other loans        394        67       433       146       272
                                ------    ------    ------    ------    ------
                               $ 2,113   $ 1,205   $ 3,020   $ 3,573   $ 1,346
                                ======    ======    ======    ======    ======


      A summary of loan recoveries by loan category for the year ended December 31, follows:


                                 1998      1997      1996      1995      1994
                                ------    ------    ------    ------    ------
                                                    (In Thousands)

Commercial, financial
  and agricultural             $    82   $    35   $   460   $    67   $   163
Real estate-residential            199        64        60       110        62
Real estate-commercial              78        56       105        76       201
Real estate-construction
  and land development               1         1        57        38         0
Installment and other loans         99        22        68        16        18
                                 -----     -----     -----     -----     -----
                               $   459   $   178   $   750   $   307   $   444
                                 =====     =====     =====     =====     =====


      The ratio of net loan charge-offs to average loans outstanding for the year ended December 31, is summarized as follows:


                                   1998       1997       1996       1995       1994
                                  ------     ------     ------     ------     ------
                                                  ($ In Thousands)

Net loan charge-offs            $  1,654  $  1,027    $  2,270   $  3,266   $    902
                                  ======    ======      ======     ======     ======

Average loans outstanding       $536,596  $474,844    $423,421   $419,533   $411,165
                                 =======   =======     =======    =======    =======
Ratio of net loan charge-offs
  to average loans outstanding     0.31%     0.22%       0.54%      0.78%      0.22%
                                  ======    ======      ======     ======     ======


      An allocation of the allowance for possible loan losses as of December 31 follows:


                                        1998                        1997                        1996
                              --------------------------   -------------------------   -------------------------
                                       Percent of loans            Percent of loans            Percent of loans
                                       in each category            in each category            in each category
                              Amount    to total loans     Amount    to total loans    Amount    to total loans
                              ------   -----------------   ------   ----------------   ------   ----------------
                                                               ($ In Thousands)

Commercial, financial
  and agricultural           $ 1,245        8.71%         $ 1,507        13.46%       $ 1,291        14.37%
Real estate-residential        1,182       59.07%             973        48.23%           968        45.44%
Real estate-commercial         2,567       26.29%           3,229        29.75%         2,415        31.52%
Real estate-construction
  and land development           278        0.41%             125         1.18%           120         1.21%
Installment and other loans      542        5.52%             690         7.38%           580         7.46%
Unallocated                    1,308          -             1,127           -             879           -
                               -----      -------           -----       -------         -----       -------
                             $ 7,122      100.00%         $ 7,651       100.00%       $ 6,253       100.00%
                               =====      =======           =====       =======         =====       =======


                                         1995                            1994
                              --------------------------   -------------------------
                                       Percent of loans             Percent of loans
                                       in each category             in each category
                              Amount    to total loans     Amount    to total loans
                              ------   -----------------   ------   ----------------
                                                   ($ In Thousands)
Commercial, financial
  and agricultural           $ 1,401       17.04%         $ 1,931        14.49%
Real estate-residential        1,204       44.43%             924        47.88%
Real estate-commercial         2,493       29.15%           2,331        26.01%
Real estate-construction
  and land development           131        0.78%             178         1.65%
Installment and other loans      600        8.60%             591         9.97%
Unallocated                    1,322          -             1,125           -
                              ------      -------          ------       -------
                             $ 7,151      100.00%         $ 7,080       100.00%
                              ======      =======          ======       =======


      The allowance for possible loan losses as a percentage of loans outstanding at December 31 of each reported period is as follows:


                                 1998    1997    1996    1995    1994
                                ------  ------  ------  ------  ------

Allowance for possible
 loan losses as a percentage
  of total loans outstanding     1.28%   1.50%   1.41%   1.68%   1.72%
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

           (I) Deposits

      The average balance of deposits and the average rates paid thereon are summarized as follows:


                                          1998                  1997                  1996
                                    ------------------    ------------------    ------------------
                                              Weighted              Weighted              Weighted
                                    Average   Average     Average   Average     Average   Average
                                    Balance    Rate       Balance    Rate       Balance    Rate
                                    -------   --------    -------   --------    -------   --------
                                                           ($ In Thousands)
Interest bearing deposits:
  Interest bearing NOW deposits   $ 183,692      2.59%  $ 158,374      2.64%  $ 141,311      2.63%
  Money market deposits              24,474      2.75%     34,628      2.67%     40,232      2.72%
  Savings deposits                   88,473      2.55%     90,510      2.57%     92,593      2.58%
  Time deposits                     267,764      5.55%    283,514      5.61%    262,165      5.64%
                                    -------               -------               -------
Total interest bearing deposits   $ 564,403      4.00%  $ 567,026      4.11%  $ 536,301      4.10%
                                    =======               =======               =======

Noninterest bearing deposits      $  69,575        N/A  $  63,870        N/A  $  58,935        N/A
                                    =======               =======               =======


           (J) Maturities of Time Deposits

      The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 1998 follows:



REMAINING MATURITY              BALANCE
------------------              -------
                            (In Thousands)

3 months or less               $  6,161
Over 3 through 6 months           7,136
Over 6 through 12 months         15,566
Over 12 through 36 months         3,796
Over 36 months                      886
                                -------
                               $ 33,545
                                =======


           (K) Return on Equity and Assets

      Operating and capital ratios for the year ended December 31 follows:


                                                    1998     1997     1996
                                                   ------   ------   ------

Net earnings to average assets                      1.17%    0.29%    0.95%

Net earnings to average
  stockholders' equity                             13.30%    3.57%   12.88%

Dividend pay out ratio on common stock -basic      30.49%   69.05%   14.81%
                                       -diluted    31.25%   72.50%   15.63%

Average equity to average total assets              8.82%    8.02%    7.40%


           (L) Borrowings

      Information regarding borrowings in Note 14 to the consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Short-Term Borrowings
---------------------

      Outstanding short-term borrowings at December 31 were as follows:


                                                       1998       1997       1996
                                                      ------     ------     ------
                                                             (In Thousands)

Securities sold under agreements to repurchase      $ 70,905   $ 66,025   $ 64,961
                                                      ======     ======     ======

Short-term and current portion of other borrowings  $     45   $ 25,269   $ 42,221
                                                      ======     ======     ======


      The maximum amount of securities sold under agreements to repurchase and short-term and current portion of other borrowings outstanding at any month end during the year ended December 31 were as follows:


                                                       1998       1997       1996
                                                      ------     ------     ------
                                                             (In Thousands)

Securities sold under agreements to repurchase      $ 73,392   $ 67,693   $ 64,961
                                                      ======     ======     ======

Short-term and current portion of other borrowings  $ 10,178   $ 74,918   $ 53,303
                                                      ======     ======     ======


      The average balance of securities sold under agreements to repurchase and short-term and current portion of other borrowings and weighted average interest rates thereon for the year ended December 31 were as follows:

                                            1998                       1997                       1996
                                   -----------------------    -----------------------    -----------------------
                                   Average      Weighted      Average      Weighted      Average      Weighted
                                   Balance    Average Rate    Balance    Average Rate    Balance    Average Rate
                                   -------    ------------    -------    ------------    -------    ------------
                                                                 ($ in Thousands)

Securities sold under
  agreements to repurchase        $ 67,562        4.36%      $ 59,826        4.76%      $ 51,220        4.76%
                                    ======        =====        ======        =====        ======        =====

Short-term and current portion
  of other borrowings             $  4,681        6.15%      $ 33,043        5.70%      $ 33,229        5.78%
                                    ======        =====        ======        =====        ======        =====


      Other borrowings, consist of advances from the FHLBB. Scheduled maturities and interest rates on such advances at December 31, are as follows:


Maturity                                              Interest Rate     1998      1997
-----------------------------------------------       -------------   --------   --------
                                                                         (In Thousands)

January 1998                                               7.05%                 $ 15,000
March 1998                                                 5.99%                    5,000
Amortizing advance, final payment, May 1998                4.69%                      470
September 1998                                             6.24%                    3,756
October 1998                                               6.15%                    1,000
April 2003                                                 5.84%      $ 20,000
May 2003                                                   5.92%        10,000
Amortizing advance, final payment, October 2005            6.13%           355        395
May 2008                                                   6.09%        10,000
October 2008                                               4.49%        20,000
December 2013                                              4.18%        20,000
January 2014                                               5.00%            48         48
April 2014                                                 5.00%            78         78
June 2014                                                  5.00%            60         60
Amortizing advance, final payment, August 2014             5.00%            67         70
                                                                        ------      ------
    Total other borrowings                                              80,608      25,877
Less: short-term and current portion of other borrowings                    45      25,269
                                                                        ------      ------
    Long-term portion of other borrowings                             $ 80,563    $    608
                                                                        ======      ======


      Principal payments due on long-term borrowings after December 31, 1998 are $45,000 in 1999, $48,000 in 2000, $51,000 in 2001, $55,000 in 2002,
$30,057,000 in 2003 and $50,352,000 in years thereafter. The FHLBB has the right to call and require the repayment of $20,000,000 of borrowings at an interest rate of 4.49% due in 2008 during 2001. Additionally, the FHLBB has the right to call and require the repayment of $20,000,000 of borrowings at an interest rate of 4.18% due in 2013 during 2000.

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

        (d) Financial Information about Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2.  Properties

      The following table sets forth the location of the Company's offices as of December 31, 1998. See also Notes 10 and 15 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended
December 31, 1998 which are incorporated herein by reference.


 Office Type                  Location                 City/Town      Status
--------------   ---------------------------------   -------------   --------

Full service     122 West Street                     Keene           Owned <F*>
(Headquarters)
Full service     Routes 9 and 63                     Chesterfield    Owned <F*>
Full service     Elm Street at Route 101             Milford         Owned <F*>
Full service     Lorden Plaza                        Milford         Leased <F*>
Full service     Route 101A & 122                    Amherst         Owned <F*>
Full service     21 Grove Street <F1>                Peterborough    Owned <F*>
Full service     Jct Route 101 & 202 <F2>            Peterborough    Leased <F*>
Full service     35 Main Street                      Peterborough    Owned <F*>
Full service     Route 101 Peterborough Plaza <F1>   Peterborough    Leased <F*>
Full service     70 Main Street                      Durham          Owned <F*>
Full service     Southgate Plaza, Route 1            Portsmouth      Owned <F*>
Full service     93 Middle Street                    Portsmouth      Owned <F*>
Full service     9 Child's Way and Route 9           Hillsborough    Owned <F*>
Full service     Lanctot's Shopping Center Rte 114   Weare           Owned <F*>
Full service     62 Peterborough Street              Jaffrey         Owned <F*>
Full service     167 Main Street                     Antrim          Owned <F*>
Full service     197 Loudon Road                     Concord         Leased <F*>
Full service     66 No. Main Street                  Concord         Leased <F*>
Full service     Pennichuck Square                   Merrimack       Leased <F*>
Full service     146 Main Street                     Nashua          Leased <F*>


        <F*> Office includes an ATM facility. The Durham branch has two ATM facilities on site.
        <F1> The Company has notified the FDIC and the state bank commissioner that these branches are expected to close in April 1999.
        <F2> As of December 31, 1998 this branch has been closed for renovation and is expected to reopen in April 1999.



      Additionally, the Company operates twenty-one ATMs at other locations in Keene, Fitzwilliam, Milford, Amherst, Durham, West Swanzey, North Swanzey, Peterborough, Hillsborough, Concord, Dublin and Greenfield, New Hampshire. The ATM facilities and their enclosures are owned by the Company; the property on which they are located is leased. All offices and ATM facilities are located in New Hampshire.

      The Company believes that its current facilities are adequate to meet its present needs, subject to possible future expansion.

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

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Additional Item. Executive Officers

      Information regarding executive officers not listed as directors in the Proxy Statement is as follows:

      Charles B. Paquette (age 46) is the Executive Vice President, Secretary and Chief Operations Officer of Granite State and Senior Executive Vice President, Secretary and Chief Operations Officer of Granite Bank, positions he assumed in 1986 and 1991, respectively. Mr. Paquette has been employed in a management position by the Company and Granite Bank since 1980.

      William C. Henson (age 43) is the Executive Vice President of Granite State and Director of Community Banking of Granite Bank, positions he assumed in 1986 and 1997, respectively. Mr. Henson joined the Bank in 1980, and has since served in a management capacity.

      William G. Pike (age 47) is the Executive Vice President and Chief Financial Officer of Granite State and Granite Bank, positions he assumed in December 1991 when he joined the Company.

                                PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      (a)  Market Information

      Granite State's common stock is quoted on the NASDAQ Stock Market under the symbol GSBI. The following table shows the range of the high and low prices and dividend information on a quarterly basis for Granite State's common stock for 1998 and 1997. The table does not reflect inter-dealer prices, potential mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.

                                                       1998
                                     ----------------------------------------
                                     4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                     -------    -------    -------    -------

      Dividends declared per share  $   .125   $   .125   $   .125   $   .125
Stock Price
      High.........................    23.75      28.13      30.00      27.75
      Low..........................    16.50      17.63      24.75      22.75


                                                       1997
                                     ----------------------------------------
                                     4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                     -------    -------    -------    -------

      Dividends declared per share  $    .11   $    .06   $    .06   $    .06
Stock Price
      High.........................    27.00      21.50      19.00      17.67
      Low..........................    21.25      18.75      16.16      14.50



      (b)  Holders

        As of March 18, 1999, Granite State had approximately 1,283 common shareholders of record.

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

      New Hampshire banking regulations prohibit the payment of a cash dividend if the effect thereof would cause the net worth of the Bank to be reduced below either the amount required for its liquidation account or applicable capital requirements. The liquidation account was established in connection with Granite Bank's and Primary Bank's conversions from mutual to a stock savings bank ("conversions") for the benefit of certain depositors in the event of a liquidation of the Bank. The initial amount of the liquidation account, as originally established, equaled the Banks' net worth at the respective dates of conversion and has since been declining as deposits have been reduced or withdrawn (it will never be increased, despite additional deposits). The balance of the liquidation account at December 31, 1998 was approximately $1,958,000. The Federal Deposit Insurance Act prohibits the Bank from making a capital distribution, including payment of a cash dividend, if the Bank would not meet applicable capital requirements after the payment. Furthermore, the Federal Deposit Insurance Act prohibits the Bank from paying dividends on its capital stock if it is in default in the payment of any assessment to the FDIC.

Item 6.  Selected Financial Data

      Selected Financial Data on page 62 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 to 29, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and Qualitative Disclosures About Market Risk on pages 16 to 19 inclusive, of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

Item 8.  Financial Statements and Supplementary Data

        (a) Financial Statements Required by Regulation S-X

      Information relating to financial statements on pages 31 to 61, inclusive, of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

        (b) Supplementary Financial Information

        (1) Selected Quarterly Financial Data

      The Selected Quarterly Financial Data on page 61 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

        (2) Information on the Effects of Changing Prices

      Management's discussion of the effects of inflation on page 28 of the Annual Report to Stockholders for the year ended December 31, 1998 is incorporated herein by reference.

        (3) Information About Oil and Gas Producing Activities

        Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.

                                PART III

Item 10. Directors and Executive Officers of the Registrant

        Information regarding directors and executive officers of Granite State on pages 3, 4 and 11 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

        Information regarding executive compensation on pages 5 to 11 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and Granite State's management on pages 2 to 4 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions on page 11 of the Proxy Statement for the 1999 Annual Meeting of Stockholders is incorporated herein by reference.

                                PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

        (a) List of Documents Filed as Part of this Report

        (1) Financial Statements

      The financial statements listed below and the report of independent certified public accountants are incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 1998, in Item 8. Page references are to such Annual Report.

        Financial Statements                                    Page Reference
        --------------------                                    --------------
        Granite State Bankshares, Inc. and Subsidiary

            Report of Independent Certified Public Accountants        31

            Consolidated Statements of Financial Condition            32

            Consolidated Statements of Earnings                       33

            Consolidated Statements of Comprehensive Income           34

            Consolidated Statements of Stockholders' Equity           35

            Consolidated Statements of Cash Flows                     36

            Notes to Consolidated Financial Statements              37 - 61

        (2) Financial Statements Schedules

      Schedules of the Consolidated Financial Statements required by the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 1998, is not deemed to be filed as part of this report, except as expressly provided herein.

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

           Exhibit 10.2  Employment Agreement with Charles W. Smith <F**>

           Exhibit 10.3  Amendment No. 1 to Employment Agreement with
                         Charles W. Smith <F***>

           Exhibit 10.4  Form of Special Termination Agreement with
                         Messrs. Charles B. Paquette, William C. Henson,
                         William G. Pike and William D. Elliott <F***>

           Exhibit 10.5  Employee Stock Ownership Plan <F**>

           Exhibit 10.6  Employment Separation Agreement and Release with
                         Christopher J. Flynn

           Exhibit 10.7  1997 Granite State Bankshares, Inc. Long-Term
                         Incentive Stock Benefit Plan <F****>

           Exhibit 10.8  Restated Executive Supplemental Retirement Income
                         Agreement for Charles W. Smith <F*****>

           Exhibit 11    Calculations of Basic Earnings Per Share and Diluted
                         Earnings Per Share (See Note 3 to Notes to Consolidated
                         Financial Statements)

           Exhibit 13 Portions of the Annual Report to Stockholders for the year ended December 31, 1998

           Exhibit 21    Subsidiary of Granite State Bankshares, Inc. (See
                         Part I, Item 1(a) and Item 1(c)(5)(N) of Form 10-K.)

           Exhibit 23.1  Consent of Independent Certified Public
                         Accountant-Grant Thornton LLP

           Exhibit 23.2  Consent of Independent Certified Public
                         Accountant-KPMG Peat Marwick LLP

           Exhibit 27.1  Financial Data Schedule - Fiscal Year End 1998

           Exhibit 99    Independent Auditor's Report of Primary Bank

<F*>      Incorporated by reference from Appendix A to the Granite State
          Bankshares, Inc., and Primary Bank Joint Proxy Statement dated August 8, 1997.

<F**>     Incorporated by reference from Granite State Bankshares, Inc.,
          Form S-1, filed on April 18, 1986.

<F***>    Incorporated by reference from Granite State Bankshares, Inc.,
          Form 10-KSB, filed on March 27, 1997.

<F****>   Incorporated by reference from Appendix A to the Proxy Statement for the 1998 Annual Meeting of Stockholders.

<F*****>  Incorporated by reference from Granite State Bankshares, Inc. Form
          10K, Exhibit 10.8 filed on March 27, 1998


                                 SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Granite State Bankshares, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                GRANITE STATE BANKSHARES, INC.



                                                /s/   Charles W. Smith
                                                ----------------------
Dated :   March 26, 1999                        By:   Charles W. Smith
                                                      Chairman of the Board


        Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




/s/ Charles W. Smith
--------------------              3/26/99       Chief Executive Officer
Charles W. Smith                                (Principal Executive Officer)
                                                and Chairman of the Board


/s/ William G. Pike
-------------------               3/26/99       Executive Vice President
William G. Pike                                 and Chief Financial Officer
                                                (Principal Financial and
                                                Accounting Officer)


/s/ Dr. David M.Bartley
-----------------------           3/26/99       Director
Dr.David M.Bartley




/s/ Philip M. Hamblet
---------------------             3/26/99       Director
Philip M. Hamblet




/s/ Joseph S. Hart
------------------                3/26/99       Director
Joseph S. Hart




/s/ David J. Houston
--------------------              3/26/99       Director
David J. Houston




/s/ James L. Koontz
-------------------               3/26/99       Director
James L. Koontz




/s/ Forrest McKerley
--------------------              3/26/99       Director
Forrest McKerley




/s/ Jane B. Reynolds
--------------------              3/26/99       Director
Jane B. Reynolds




/s/ William Smedley V
---------------------             3/26/99       Director
William Smedley V




/s/ C. Robertson Trowbridge
---------------------------       3/26/99       Director
 C. Robertson Trowbridge




/s/ James C. Wirths III
-----------------------           3/26/99       Director
James C. Wirths III




/s/ E. Story Wright
-------------------               3/26/99       Director
E. Story Wright