Form 10-Q
period 1999-03-31
GRANITE STATE BANKSHARES INC
filed 1999-05-11
CIK 792360

FORM 10-Q


                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For quarterly period ended March 31, 1999

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of May 7, 1999 was 5,856,481, $1.00 par value per share.

                                     INDEX

               Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                             Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        March 31, 1999 and December 31, 1998                                3

        Consolidated Statements of Earnings
        Three months ended March 31, 1999 and 1998                          4

        Consolidated Statements of Comprehensive Income
        Three months ended March 31, 1999 and 1998                          5

        Consolidated Statements of Cash Flows
        Three months ended March 31, 1999 and 1998                          6

        Notes to Unaudited Consolidated Financial Statements                7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          12

Item 3. Quantitative and Qualitative Disclosures About Market Risk         20

Part II	Other Information

Item 1. Legal Proceedings                                                  20

Item 2. Changes in Securities                                              20

Item 3. Defaults upon Senior Securities                                    20

Item 4. Submission of Matters to a Vote of Security Holders                20

Item 5. Other Information                                                  20

Item 6. Exhibits and Reports on Form 8-K                                   20

Signatures                                                                 21


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Financial Condition

                                                    March 31,     December 31,
($ in thousands, except par values)                   1999            1998
                                                   ----------     ------------
                                                          (Unaudited)
ASSETS

Cash and due from banks                             $  17,449      $   23,506
Interest bearing deposits in other banks,
 at cost which approximates market value               16,862          19,532
Securities available for sale (amortized cost
 $205,985 at March 31, 1999 and $217,186 at
  December 31, 1998)                                  206,695         219,765
Securities held to maturity (market value
 $17,958 at March 31, 1999 and $22,548 at
  December 31, 1998)                                   18,022          22,277
Stock in Federal Home Loan Bank of Boston               7,201           7,201
Loans held for sale                                     1,543           1,828

Loans                                                 556,448         555,699
 Less: Unearned income                                 (1,487)         (1,506)
       Allowance for possible loan losses              (7,025)         (7,122)
                                                      -------         -------
       Net loans                                      547,936         547,071

Premises and equipment                                 17,768          17,700
Other real estate owned                                 1,780           1,601
Other assets                                           17,492          17,666
                                                      -------         -------
       Total assets                                 $ 852,748      $  878,147
                                                      =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                           $ 571,040      $  576,778
Noninterest bearing deposits                           70,595          73,709
                                                      -------         -------
       Total deposits                                 641,635         650,487

Securities sold under agreements to repurchase         54,740          70,905
Other borrowings                                       80,597          80,608
Other liabilities                                       3,538           3,547
                                                      -------         -------
       Total liabilities                              780,510         805,547

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 issued at
  March 31, 1999 and December 31, 1998                  6,790           6,790
Additional paid-in capital                             37,909          38,018
                                                       ------          ------
                                                       44,699          44,808
Accumulated other comprehensive income                    435           1,583
Retained earnings                                      34,445          32,998
                                                       ------          ------
                                                       79,579          79,389

Less: Treasury stock, at cost, 919,101 and
       889,759 shares at March 31, 1999 and
        December 31, 1998, respectively                (6,692)         (6,065)
      Unallocated common stock acquired by
       the ESOP                                           (71)            (71)
      Unearned restricted stock                          (578)           (653)
                                                      -------         -------
       Total stockholders' equity                      72,238          72,600
                                                      -------         -------
       Total liabilities and stockholders' equity   $ 852,748      $  878,147
                                                      =======         =======

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Earnings




                                                            Three Months Ended
                                                                 March 31,
($ in thousands, except per share data)                    --------------------
                                                             1999        1998
                                                           --------    --------
                                                                (Unaudited)
Interest and dividend income:
  Loans                                                   $  11,296   $  11,275
  Debt securities available for sale                          2,801       2,276
  Marketable equity securities available for sale               182         179
  Securities held to maturity                                   382         520
  Dividends on Federal Home Loan Bank of Boston stock           114         116
  Other interest                                                 95          81
                                                             ------      ------
                                                             14,870      14,447
Interest expense:
  Deposits                                                    5,263       5,768
  Securities sold under agreements to repurchase                637         758
  Other borrowings                                            1,062         160
                                                             ------      ------
                                                              6,962       6,686

          Net interest and dividend income                    7,908       7,761
Provision for possible loan losses                               50         300
                                                             ------      ------
          Net interest and dividend income after
           provision for possible loan losses                 7,858       7,461

Noninterest income:
  Customer account fees and service charges                     628         572
  Mortgage service fees                                         125         148
  Net gains on sales of securities available for sale             5       1,099
  Net gains on sales of loans                                   153         132
  Other                                                         203         296
                                                             ------      ------
                                                              1,114       2,247
Noninterest expense:
  Salaries and benefits                                       2,909       2,975
  Occupancy and equipment                                     1,086       1,017
  Other real estate owned                                        90         127
  Other                                                       1,361       1,740
                                                             ------      ------
                                                              5,446       5,859
                                                             ------      ------
  Earnings before income taxes                                3,526       3,849
Income taxes                                                  1,256       1,342
                                                             ------      ------
              Net earnings                                $   2,270   $   2,507
                                                             ======      ======

Shares used in computing net earnings per share:
      Basic                                               5,830,661   5,747,055
      Diluted                                             5,978,915   5,969,875

Net earnings per share -basic                             $    0.39   $    0.44

Net earnings per share -diluted                           $    0.38   $    0.42

Cash dividends declared per share                         $    0.14   $   0.125

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Comprehensive Income




                                                         Three Months Ended
                                                               March 31,
                                                         --------------------
($ in thousands)                                           1999        1998
                                                         --------    --------
                                                              (Unaudited)

  Net earnings                                          $   2,270   $   2,507
   Other comprehensive income (loss):
    Unrealized holding gains (losses) arising
     during the period                                     (1,865)      1,015
    Related income tax effects                                720        (392)
                                                           ------      ------
        Net unrealized holding gains (losses),
         net of related income tax effects                 (1,145)        623
                                                           ------      ------
  Less: reclassification adjustment for gains realized
   in net earnings:
    Realized gains                                             (5)     (1,099)
    Related income tax effects                                  2         424
                                                           ------      ------
        Net reclassification adjustment                        (3)       (675)
                                                           ------      ------
        Total other comprehensive loss                     (1,148)        (52)
                                                           ------      ------
  Comprehensive Income                                  $   1,122   $   2,455
                                                           ======      ======

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Cash Flows


                                                           Three Months Ended
                                                               March 31,
                                                          --------------------
Increase (decrease) in cash  ($ In Thousands)               1999        1998
                                                          --------    --------
                                                               (Unaudited)
Cash flows from operating activities:

   Net earnings                                          $   2,270   $   2,507
   Adjustments to reconcile net earnings to net cash
     provided by operating activities
    Provision for possible loan losses                          50         300
    Provision for depreciation and amortization                595         595
    Net (accretion) amortization of security discounts
     and premiums                                               56         (58)
    Provision for loss on other real estate owned                           23
    Realized gains on sales of securities available
     for sale, net                                              (5)     (1,099)
    Loans originated for sale                               (6,324)     (7,517)
    Proceeds from sale of loans originated for sale          6,762       7,497
    Realized gains on sales of loans                          (153)       (132)
    Increase (decrease) in unearned income                     (19)         42
    Realized (gains) losses on sales of other real
     estate owned                                               (1)         34
    Deferred income taxes                                      654          98
    Decrease in other assets                                   206       1,145
    Decrease in other liabilities                              (95)     (1,939)
    Decrease in unearned restricted stock                       75
                                                            ------      ------
     Net cash provided by operating activities               4,071       1,496

Cash flows from investing activities:

   Proceeds from maturities and calls of securities
    held to maturity                                         4,300      19,765
   Proceeds from sales of securities available for sale                  1,479
   Proceeds from maturities and calls of securities
    available for sale                                      15,000      28,250
   Purchase of securities available for sale                (5,509)     (2,586)
   Principal payments received on securities available
    for sale                                                 1,613       1,792
   Loan originations, net of repayments                     (1,437)    (19,865)
   Purchase of premises and equipment                         (549)       (607)
   Proceeds from sales of other real estate owned              363         259
   Net decrease in interest-bearing deposits in
    other banks                                              2,670      17,721
   Other                                                                   (13)
                                                            ------      ------
     Net cash provided by investing activities              16,451      46,195

Cash flows from financing activities:

   Net increase (decrease) in demand, NOW, money market
    deposit and savings accounts                            (3,705)      6,647
   Net decrease in time certificates                        (5,147)    (22,370)
   Net decrease in securities sold under agreements
    to repurchase                                          (16,165)     (3,347)
   Net decrease in other borrowings                            (11)    (20,292)
   Proceeds from issuance of common stock                                1,849
   Reissuance of common stock from treasury                    216
   Purchase of treasury stock                               (1,030)
   Dividends paid on common stock                             (737)       (620)
                                                           -------     -------
     Net cash used in financing activities                 (26,579)    (38,133)
                                                           -------     -------
     Net increase (decrease) in cash and due from banks     (6,057)      9,558
Cash and due from banks at beginning of period              23,506      28,677
                                                           -------     -------
Cash and due from banks at end of period                 $  17,449   $  38,235
                                                           =======     =======

See accompanying notes to unaudited consolidated financial statements.


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1.   Financial Statements
             Notes to Unaudited Consolidated Financial Statements
                                March 31, 1999

Note 1. Basis of Presentation

        The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Note 2. Earnings Per Share

        Basic earnings per share is computed by dividing net earnings by the weighted average number of common shares outstanding for the period. Diluted earnings per share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Information regarding the computation of earnings per share is as follows:


                                        Three Months Ended
                                             March 31,
                               ---------------------------------------
                                        1999            1998
                                      --------        --------
                               ($ in Thousands, except per share data)

Net earnings                        $    2,270      $    2,507
                                        ======          ======
Weighted average common
 shares outstanding-Basic            5,830,661       5,747,055

Dilutive effect of stock
 options computed using
  the treasury stock method            148,254         222,820
                                     ---------       ---------
Weighted average common
 shares outstanding-Diluted          5,978,915       5,969,875
                                     =========       =========

Net earnings per share-Basic        $     0.39      $     0.44
                                        ======          ======

Net earnings per share-Diluted      $     0.38      $     0.42
                                        ======          ======


	Weighted average options to purchase 75,000 shares of common stock were outstanding at March 31, 1999, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive. All options to purchase shares at March 31, 1998 were included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share.

Note 3.	Securities

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income, net of related income tax effects. At March 31, 1999 and December 31, 1998, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at March 31, 1999 and December 31, 1998 were as follows:


                                          Amortized    Estimated     Carrying
At March 31, 1999                           Cost      Market Value     Value
                                          ---------   ------------   --------
                                                     (In Thousands)
Securities held to maturity
 US Government agency obligations       $   13,011   $    12,980    $  13,011
 Other corporate obligations                 5,011         4,978        5,011
                                           -------       -------      -------
  Total securities held to maturity     $   18,022   $    17,958    $  18,022
                                           =======       =======      =======

Securities available for sale
 US Treasury obligations                $   72,523   $    73,269    $  73,269
 US Government agency obligations           55,969        55,606       55,606
 Other corporate obligations                46,577        46,458       46,458
 Mortgage-backed securities:
  FNMA                                       6,236         6,244        6,244
  FHLMC                                      2,219         2,214        2,214
  GNMA                                       1,014         1,069        1,069
  SBA                                          490           500          500
                                            ------        ------       ------
   Total mortgage-backed securities          9,959        10,027       10,027
 Mutual Funds                                6,403         6,447        6,447
 Marketable equity securities               14,554        14,888       14,888
                                           -------       -------      -------
   Total securities available for sale  $  205,985   $   206,695    $ 206,695
                                           =======       =======      =======


                                          Amortized    Estimated     Carrying
At December 31, 1998                        Cost      Market Value     Value
                                          ---------   ------------  ---------
                                                     (In Thousands)

Securities held to maturity
 US Government agency obligations       $   17,265   $    17,495    $  17,265
 Other corporate obligations                 5,012         5,053        5,012
                                            ------        ------       ------
  Total securities held to maturity     $   22,277   $    22,548    $  22,277
                                            ======        ======       ======
Securities available for sale
 US Treasury obligations                $   82,521   $    83,716    $  83,716
 US Government agency obligations           55,961        55,998       55,998
 Other corporate obligations                46,593        46,457       46,457
 Mortgage-backed securities:
  FNMA                                       7,045         7,031        7,031
  FHLMC                                      2,876         2,853        2,853
  GNMA                                       1,190         1,246        1,246
  SBA                                          552           568          568
                                            ------        ------       ------
   Total mortgage-backed securities         11,663        11,698       11,698
 Mutual Funds                                6,326         6,402        6,402
 Marketable equity securities               14,122        15,494       15,494
                                           -------       -------      -------
   Total securities available for sale  $  217,186   $   219,765    $ 219,765
                                           =======       =======      =======


Note 4.	Loans

    Loans consist of the following at:


                                          March 31,    December 31,
                                            1999          1998
                                          ---------    ------------
                                              (In Thousands)

Commercial, financial and agricultural   $  42,960    $   48,418
Real estate-residential                    336,506       328,243
Real estate-commercial                     143,971       146,093
Real estate-construction and
 land development                            2,763         2,281
Installment                                  7,057         7,809
Other                                       23,191        22,855
                                           -------       -------
   Total loans                             556,448       555,699
Less:
 Unearned income                            (1,487)       (1,506)
 Allowance for possible loan losses         (7,025)       (7,122)
                                           -------       -------
   Net loans                             $ 547,936    $  547,071
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

	Changes in the allowance for possible loan losses are as follows:


                                              Three months ended
                                                  March 31,
                                             ---------------------
                                               1999         1998
                                             --------     --------
                                                 (In Thousands)

Balance, beginning of period                $  7,122     $  7,651
Provision for possible loan losses                50          300
Loans charged off                               (242)        (599)
Recoveries of loans previously charged off        95          140
                                              ------       ------
Balance, end of period                      $  7,025     $  7,492
                                              ======       ======


	Information with respect to impaired loans consisted of the following at:


                                                 March 31,     December 31,
                                                   1999           1998
                                                ----------     ------------
                                                      (In Thousands)

Recorded investment in impaired loans          $     788      $    1,556
                                                    ====           =====

Impaired loans with specific loss allowances   $     788      $    1,556
                                                    ====           =====

Loss allowances reserved on impaired loans     $     118      $      233
                                                    ====            ====


        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $1,425,000 and $3,955,000 for the three months ended March 31, 1999 and 1998, respectively. During the three months ended March 31, 1999 and 1998, the Company recognized no income on impaired loans.

Note 5.	Interest Bearing Deposits

   Interest bearing deposits consist of the following at:


                                     March 31,     December 31,
                                       1999          1998
                                     ---------     ------------
                                          (In Thousands)

NOW accounts                        $  200,819    $   203,068
Savings accounts                        89,087         87,150
Money market deposit accounts           19,380         19,659
Time certificates                      261,754        266,901
                                       -------        -------
                                    $  571,040    $   576,778
                                       =======        =======


Note 6.	Supplemental Disclosures of Cash Flow Information


                                                 Three months ended
                                                     March 31,
                                                --------------------
                                                  1999        1998
                                                --------    --------
                                                    (In Thousands)

Cash paid for interest                         $  6,915    $  6,774
Income taxes paid                                   100         150
Non-cash investing activities:
 Real estate acquired in settlement of loans        541           0


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and
                         Results of Operations
                            March 31, 1999

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

        The Company has made, and may continue to make, various forward-looking statements with respect to its financial condition and results of operations. The Company cautions that these forward-looking statements which are based on various assumptions (some of which are beyond the Company's control) are subject to numerous risks and uncertainties and statements for periods subsequent to March 31, 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, the ability of the Company and its competitors, vendors and customers to respond effectively to issues related to the Year 2000, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

	Total assets decreased by $25,399,000 or 2.9%, from $878,147,000 at December 31, 1998 to $852,748,000 at March 31, 1999. The change in assets related primarily to decreases in cash and due from banks, interest bearing deposits in other banks, securities held to maturity and securities available for sale. The decreases in these assets were primarily used to fund deposit outflows and decreases in securities sold under agreements to repurchase.

	Cash and due from banks decreased $6,057,000, from $23,506,000 at December 31, 1998 to $17,449,000 at March 31, 1999. Additionally, interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, decreased $2,670,000, from $19,532,000 at December 31, 1998 to $16,862,000 at March 31, 1999. Interest bearing deposits with other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements. Proceeds from the decreases in interest bearing deposits with other banks and cash and due from banks were primarily used to fund deposit outflows, decreases in securities sold under agreements to repurchase and increases in the loan portfolio.

	Securities held to maturity decreased $4,255,000, from $22,277,000 at December 31, 1998 to $18,022,000 at March 31, 1999. Securities available for sale decreased $13,070,000, from $219,765,000 at December 31, 1998 to
$206,695,000 at March 31, 1999. Proceeds from decreases in securities held to maturity and securities available for sale were primarily used to fund deposit outflows and decreases in securities sold under agreements to repurchase.

	Net loans were $547,936,000 at March 31, 1999, an increase of $865,000 from $547,071,000 at December 31, 1998. Residential real estate loans increased $8,263,000 to $336,506,000 or 60.47% of total loans outstanding at March 31, 1999 from $328,243,000 or 59.07% of total loans outstanding at December 31,1998. The increase in residential real estate loans was partially offset by decreases in commercial, financial and agricultural loans and commercial real estate loans of $5,458,000 and $2,122,000, respectively. The increase in residential real estate loans is a result of the continued low interest rate environment which encouraged borrowers to make new home purchases or refinance their loans. The decrease in commercial, financial and agricultural loans and commercial real estate loans related primarily to the pace of loan repayments as a result of the continued low interest rate environment prevalent during 1998 and 1999 and the highly competitive environment for attracting loans amongst financial institutions in the Company's market areas.

	Total deposits decreased $8,852,000, from $650,487,000 at December 31, 1998 to $641,635,000 at March 31, 1999. The significant changes in deposits related to a decrease in time certificates, NOW accounts and demand deposits of $5,147,000, $2,249,000 and $3,114,000, respectively, partially offset by an increase in savings accounts of $1,937,000. The decrease in the time certificates related primarily to depositors looking to achieve higher yields by investing their funds in alternate investment products. The changes in the balances of demand deposits, NOW accounts and savings accounts related primarily to the timing of the cash needs of depositors.

	Securities sold under agreements to repurchase decreased $16,165,000, from $70,905,000 at December 31, 1998 to $54,740,000 at March 31, 1999. Such
accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

Results of Operations

Net Earnings

	Net earnings for the three months ended March 31, 1999 were $2,270,000, compared to $2,507,000 for the three months ended March 31, 1998. Basic earnings per share were $.39 for the three months ended March 31, 1999, compared to $.44 for the three months ended March 31, 1998. Diluted earnings per share were $.38 for the three months ended March 31, 1999 compared to $.42 for the three months ended March 31, 1998. Included in net earnings were gains on sales of securities available for sale of $5,000 and $1,099,000, respectively, for the three months ended March 31, 1999 and 1998. Earnings before income taxes, excluding gains on sales of securities available for sale, were $3,521,000 for the three months ended March 31, 1999 compared to $2,750,000 for the three months ended
March 31, 1998, representing an increase of 28.04%. Net earnings after income taxes, exclusive of the after tax effect of gains on sales of securities available for sale were $2,267,000 for the three months ended March 31, 1999 compared to $1,832,000 for the three months ended March 31, 1998, representing an increase of 23.74%.

Interest and Dividend Income

	Interest and dividend income for the three months ended March 31, 1999 increased by $423,000 to $14,870,000 compared to $14,447,000 for the corresponding period in 1998. The increase in interest and dividend income for the three months ended March 31, 1999 compared to the three months ended
March 31, 1998 is primarily attributable to an increase in the average balance of interest earning assets of $93,624,000 to $807,845,000 for the three months ended March 31, 1999 compared to $714,221,000 for the three months ended
March 31, 1998, partially offset by a decrease in overall yield on interest earning assets to 7.47% for the three months ended March 31, 1999 from 8.20% for the three months ended March 31, 1998 due to the lower interest rate environment for 1999 as compared to 1998. The decrease in overall yield on interest earning assets resulted from a decrease in the yield on loans to 8.22% for the three months ended March 31, 1999 compared to 8.91% for the three months ended
March 31, 1998 and a decrease in the yield on securities and interest earning investments to 5.78% for the three months ended March 31, 1999 compared to 6.40% for the three months ended March 31, 1998. The decrease in loan yield is due to a shift in the mix of loans from commercial real estate and commercial and industrial loans which comprised 33.59% and 41.51% of the loan portfolio at March 31, 1999 and March 31, 1998, respectively, to lower yielding residential real estate loans which comprised 60.47% and 51.20% of the loan portfolio at March 31, 1999 and March 31, 1998, respectively. The decrease in the yield on securities and interest earning assets was primarily the result of the continued low interest rate environment that was prevalent throughout 1998 and the first quarter of 1999, which caused proceeds from securities which matured or were called, to be reinvested at lower rates.

Interest Expense

	Interest expense for the three months ended March 31, 1999 increased by $276,000 to $6,962,000 compared to $6,686,000 for the corresponding period in 1998. The increase in interest expense for the three months ended March 31, 1999 compared to the same period in 1998 is primarily due to an increase in the average balance of total interest bearing liabilities of $69,181,000, to $713,673,000 for the three months ended March 31, 1999 compared to $644,492,000 for the three months ended March 31, 1998, partially offset by a decrease in the cost of those liabilities to 3.96% for the three months ended March 31, 1999 compared to 4.21% for the three months ended March 31, 1998. Average balances of savings deposits increased $13,489,000 while average time deposits decreased $15,084,000 for the three months ended March 31, 1999 compared to the same period in 1998. The average cost of savings deposits and time deposits decreased to 2.37% and 5.36%, respectively, for the three months ended March 31, 1999 compared to 2.65% and 5.63%, respectively, for the three months ended
March 31, 1998. The average balance of other borrowed funds increased $70,776,000 for the three months ended March 31, 1999 compared to the same period in 1998, partially offset by a decrease in the cost of these borrowings to 4.69% for the three months ended March 31, 1999 compared to 4.90% for the same period in 1998.

Net Interest and Dividend Income

	Net interest and dividend income increased by $147,000 for the three months ended March 31, 1999 compared to the same period in 1998. The increase for the three months ended March 31, 1999 compared to the same period in 1998 is primarily due to an increase in net interest earning assets of $24,443,000, partially offset by a decrease in net interest rate spread from 3.99% for the three months ended March 31, 1998 to 3.51% for the three months ended
March 31, 1999. The net yield on interest earning assets decreased from 4.41% for the three months ended March 31, 1998 to 3.97% for the three months ended March 31, 1999.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three months ended
March 31, 1999 was $50,000, compared to $300,000 for the three months ended March 31, 1998. The decrease for the three months ended March 31, 1999, compared to the same period in 1998, is related to a change in the mix of loans to residential real estate loans, which accounted for 60.47% of the total loan portfolio at March 31, 1999 compared to 51.20% at March 31, 1998, while commercial real estate and commercial and industrial loans accounted for 33.59% of the total loan portfolio in 1999 compared to 41.51% in 1998. Also contributing to the decrease in the provision was a decrease of $3,346,000 in nonperforming loans to $1,489,000 at March 31, 1999 compared to $4,835,000 at March 31, 1998. The level of net charge-offs for the three months ended
March 31, 1999 was $147,000, compared to $459,000, for the corresponding period a year ago.

	The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the risks inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends; historical loan charge-off experience; and the results of bank regulatory examinations.

Noninterest Income

	Noninterest income for the three months ended March 31, 1999 totaled $1,114,000, compared to $2,247,000 for the same period in 1998. The decrease of $1,133,000 relates primarily to a decrease in net gains on sales of securities available for sale of $1,094,000.

Noninterest Expense

	Noninterest expense for the three months ended March 31, 1999 decreased $413,000, or 7.05% to $5,446,000 as compared to $5,859,000 for the same period a year earlier. The decrease for the three months ended March 31, 1999, compared to the same period in 1998 relates primarily to a decrease of $379,000 in other noninterest expenses. In general, the decrease in other noninterest expenses for the three months ended March 31, 1999 compared to the same period in 1998, related to additional efficiencies realized from the merger with Primary Bank, which was completed after the close of business on October 31, 1997.

Income Taxes

	Income tax expense for the three months ended March 31, 1999 was $1,256,000, compared with $1,342,000 for the same period in 1998. Income tax expense as a percentage of earnings before income taxes was 35.62% for the three months ended March 31, 1999 and 34.87% for the three months ended
March 31, 1998.

Risk Elements

	Total nonperforming loans decreased from $3,013,000 or 0.54% of total loans, at December 31, 1998, to $1,489,000 or 0.27% of total loans, at March 31, 1999. During the same period, other real estate owned, increased from $1,601,000 to $1,780,000. The allowance for possible loan losses as a percent of total nonperforming loans was 471.79% at March 31, 1999, compared with 236.38% at December 31, 1998.

        As shown in the following table, nonperforming assets as a percentage of total assets were 0.38% and 0.53%, as of March 31, 1999 and December 31, 1998, respectively.


                                             March 31, 1999    December 31, 1998
                                             --------------    -----------------
                                                     ($ in Thousands)
Loans 90 days or more past due
 and still accruing                         $      27         $       146
                                                =====                ====

Nonaccrual/nonperforming loans              $   1,489         $     3,013

Other real estate owned                         1,780               1,601
                                                -----               -----
    Total nonperforming assets              $   3,269         $     4,614
                                                =====               =====

Allowance for possible loan losses          $   7,025         $     7,122

Nonperforming loans as a percent of
 total loans                                    0.27%               0.54%

Allowance for possible loan losses
 as a percent of total nonperforming loans    471.79%             236.38%

Nonperforming assets as a percent of total
 assets                                         0.38%               0.53%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At March 31, 1999, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $80,597,000, with an additional available borrowing capacity of approximately $248,469,000; interest bearing deposits with other banks were $16,862,000 and securities available for sale were $206,695,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $203,382,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $10,027,000, is approximately 48 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at March 31, 1999 and December 31, 1998.

        Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At March 31, 1999 and December 31, 1998, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at March 31, 1999, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At March 31, 1999 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                             March 31, 1999
                                         ----------------------
                                         Subsidiary
                                           Bank        Company
                                         ----------   ---------

Tier I leverage capital                     7.94%       8.22%

Tier I capital to risk-weighted assets     13.04%      13.49%

Total capital to risk-weighted assets      14.29%      14.74%


Year 2000

	The Company is aware of the issues associated with the programming code in existing computer systems and non-computer related embedded technology as the millennium ("Year 2000") approaches. The Year 2000 problem is pervasive and complex as virtually every computer operation will be affected in some way by the rollover of the two digit year value to 00. The issue is whether computer systems will properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause a system to fail.

	The Company has developed a Year 2000 Policy Statement which was approved by the Company's Board of Directors and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Year 2000 Policy Statement contains a phases approach which includes the following phases: awareness, inventory, assessment, renovation, validation, implementation and post implementation. As of March 31, 1999, the Company has substantially completed the assessment, renovation, validation and implementation phases and is actively working on the Year 2000 remediation and business resumption contingency plans. The Company has substantially completed any necessary corrections, vendor reprogramming and testing efforts which will allow adequate time for any potential modifications in 1999. The Company is currently in the post-implementation phase, which will utilize and test the contingency plans to enhance back-up steps and procedures to prepare for worst case scenarios. The Company's contingency plans are expected to be completed during the second quarter of 1999. To date, the Company has received a warranty of compliance from its processing vendor for loans, deposits and related products. Additionally, letters have been received from the Company's remaining vendors that plans are being developed to address the Year 2000 issue. All of these efforts are being coordinated through a Year 2000 committee which is chaired by the Company's Chief Operations Officer and includes a representative from the subsidiary bank's Board of Directors. The Chief Operations Officer reports periodically to the Company's and the subsidiary bank's Board of Directors with respect to the Year 2000 committee's efforts. Management's estimate of the additional costs related to the Year 2000 compliance are approximately $250,000 to $300,000, of which approximately $31,000 and $101,000 has been incurred for the three months ended March 31, 1999 and the year ended December 31, 1998, respectively. The remaining Year 2000 costs are expected to be incurred throughout 1999.

	The Company reviewed its loan relationships over $250,000 and assessed a Year 2000 compliance risk for each customer. The risk assessment consisted of a detailed questionnaire relating to the customer's Year 2000 efforts and resulted in the assignment of risk levels of low, medium and high risk for noncompliance with the Year 2000. The review of borrowers included the respective borrower's customer base and the likelihood of their noncompliance. In the first quarter of 1999, the Company reviewed all medium risk borrowing relationships and as a result of this review and the completed review of loan relationships over $250,000, it was determined that there was no specific risk or significant loss exposure that could be identified at this time resulting from the Year 2000. The Company has also incorporated this review into the approval process for all new borrowing relationships. In addition to the analyses of the loan relationships, the Company's subsidiary bank has also identified deposit customers and customers from whom the Company borrows short-term funds in the form of securities sold under agreements to repurchase with balances greater than $250,000 and identified large community employers in communities where branches are located in order to determine an estimate of additional liquidity that may be needed as a result of the Year 2000 project. Although no assurances can be given, based on the Company's review of significant deposit and borrowing relationships through March 31, 1999, management believes these relationships will not have a material adverse affect on the Company's liquidity, financial condition or results of operations.

        The most significant risk anticipated by the Company is the possibility of interruption to its customer account processing systems. Due to the progress described above, the Company does not presently foresee any interruptions to these systems, but cannot predict consequences of interruptions to these systems from outside factors, such as the loss of telecommunication and electrical power (worst case scenario). The Company's business resumption contingency plan will address resumption of business should the Company lose its telecommunications or electrical power.

Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                           Granite State Bankshares, Inc. and Subsidiary
                                     Consolidated Quarterly Average Balances and Interest Rates
                                                       ($ in Thousands)


                                1999 QTD                                1998 QTD
                            ----------------    --------------------------------------------------------
                             First Quarter       Fourth Quarter      Third Quarter      Second Quarter
                            Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate
                            ---------  -----    ---------  -----    ---------  -----    ---------  -----
Assets:
  Loans                    $ 557,245   8.22%   $ 550,627   8.25%   $ 542,139   8.43%   $ 539,783   8.62%
  Securities and
   interest earning
    investments              250,600   5.78%     250,425   5.72%     224,431   5.88%     182,375   5.91%
                             -------             -------             -------             -------
     Total interest
      earning assets         807,845   7.47%     801,052   7.46%     766,570   7.68%     722,158   7.93%

  Noninterest earning
   assets                     56,931              60,832              65,235              77,019
  Allowance for possible
   loan losses                (7,133)             (7,565)             (7,385)             (7,532)
                             -------             -------             -------             -------
     Total Assets          $ 857,643           $ 854,319           $ 824,420           $ 791,645
                             =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits         $ 302,555   2.37%   $ 302,579   2.47%   $ 295,424   2.61%   $ 299,353   2.63%
  Time deposits              264,321   5.36%     267,443   5.49%     265,876   5.55%     258,483   5.54%
  Other borrowed funds       146,797   4.69%     135,860   4.64%     117,382   5.06%      88,977   4.94%
                             -------             -------             -------             -------
    Total int. bearing
     liabilities             713,673   3.96%     705,882   4.03%     678,682   4.18%     646,813   4.11%

  Noninterest bearing
   deposits                   67,801              71,709              70,014              69,895
  Other liabilities            2,998               3,248               3,130               3,108
  Stockholders' equity        73,171              73,480              72,594              71,829
                             -------             -------             -------             -------
Total liab. and
 stockholders' equity      $ 857,643           $ 854,319           $ 824,420           $ 791,645
                             =======             =======             =======             =======

Interest rate spread                   3.51%               3.43%               3.50%               3.82%
                                       =====               =====               =====               =====

Net average earning
 balance / Net yield on
  interest earning assets  $  94,172   3.97%   $  95,170   3.90%   $  87,888   3.98%   $  75,345   4.25%
                              ======   =====      ======   =====      ======   =====      ======   =====

                                1998 QTD                                1997 QTD
                            ----------------    --------------------------------------------------------
                             First Quarter       Fourth Quarter      Third Quarter      Second Quarter
                            Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate
                            ---------  -----    ---------  -----    ---------  -----    ---------  -----
Assets:
  Loans                    $ 513,365   8.91%   $ 499,316   8.93%   $ 488,820   8.86%   $ 464,524   8.95%
  Securities and
   interest earning
    investments              200,856   6.40%     232,678   6.23%     250,838   6.30%     289,349   6.35%
                             -------             -------             -------             -------
     Total interest
      earning assets         714,221   8.20%     731,994   8.07%     739,658   7.99%     753,873   7.95%

  Noninterest earning
   assets                     79,945              77,425              73,898              71,612
  Allowance for possible
   loan losses                (7,749)             (7,248)             (6,632)             (6,205)
                             -------             -------             -------             -------
     Total Assets          $ 786,417           $ 802,171           $ 806,924           $ 819,280
                             =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits         $ 289,066   2.65%   $ 288,095   2.60%   $ 284,281   2.61%   $ 284,767   2.63%
  Time deposits              279,405   5.63%     290,428   5.67%     284,698   5.64%     282,420   5.58%
  Other borrowed funds        76,021   4.90%      79,722   5.03%     102,852   5.21%     122,697   5.31%
                             -------             -------             -------             -------
    Total int. bearing
     liabilities             644,492   4.21%     658,245   4.25%     671,831   4.29%     689,884   4.31%

  Noninterest bearing
   deposits                   66,622              70,227              64,624              62,872
  Other liabilities            5,787               7,095               5,133               4,382
  Stockholders' equity        69,516              66,604              65,336              62,142
                             -------             -------             -------             -------
Total liab. and
 stockholders' equity      $ 786,417           $ 802,171           $ 806,924           $ 819,280
                             =======             =======             =======             =======

Interest rate spread                   3.99%               3.82%               3.70%               3.64%
                                       =====               =====               =====               =====

Net average earning
 balance / Net yield on
  interest earning assets  $  69,729   4.41%   $  73,749   4.25%   $  67,827   4.09%   $  63,989   4.00%
                              ======   =====      ======   =====      ======   =====      ======   =====


                 Granite State Bankshares, Inc. and Subsidiary
                Part I  Item 3 and  Part II - Other Information
                              March 31, 1999


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 1998 annual report filed with the SEC.

Part II -Other Information

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

                     GRANITE STATE BANKSHARES, INC.



                     /s/ Charles W. Smith
                     ________________________________________
Dated: May 11, 1999  By:     Charles W. Smith
                             Chairman and
                             Chief Executive Officer


                     /s/ William G. Pike
                     ________________________________________
Dated: May 11, 1999  By:     William G. Pike
                             Executive Vice President and
                             Chief Financial Officer