Form 10-Q
period 1999-06-30
GRANITE STATE BANKSHARES INC
filed 1999-08-12
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


                Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


For quarterly period ended June 30, 1999

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of August 11, 1999 was 5,786,667, $1.00 par value per share.

                                     INDEX

                 Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                             Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        June 30, 1999 and December 31, 1998                                 3

        Consolidated Statements of Earnings
        Three and Six months ended June 30, 1999 and 1998                   4

        Consolidated Statements of Comprehensive Income
        Three and Six months ended June 30, 1999 and 1998                   5

        Consolidated Statements of Cash Flows
        Three and Six months ended June 30, 1999 and 1998                   6

        Notes to Unaudited Consolidated Financial Statements                7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          12

Item 3. Quantitative and Qualitative Disclosures About Market Risk         20

Part II	Other Information

Item 1. Legal Proceedings                                                  20

Item 2. Changes in Securities                                              20

Item 3. Defaults upon Senior Securities                                    20

Item 4. Submission of Matters to a Vote of Security Holders                20

Item 5. Other Information                                                  21

Item 6. Exhibits and Reports on Form 8-K                                   21

Signatures                                                                 22


                   Granite State Bankshares, Inc. and Subsidiary
                           Part I - Financial Information
                           Item 1 - Financial Statements
                  Consolidated Statements of Financial Condition

                                                                       June 30,   December 31,
($ in thousands, except par values)                                      1999         1998
                                                                      ----------   ------------
                                                                              (Unaudited)
ASSETS

Cash and due from banks                                                $  23,361      $  23,506
Interest bearing deposits in other banks,
 at cost which approximates market value                                  20,880         19,532
Securities available for sale (amortized cost
 $199,662 at June 30, 1999 and $217,186 at
  December 31, 1998)                                                     199,156        219,765
Securities held to maturity (market value
 $17,507 at June 30, 1999 and $22,548 at
  December 31, 1998)                                                      18,020         22,277
Stock in Federal Home Loan Bank of Boston                                  7,201          7,201
Loans held for sale                                                        1,036          1,828

Loans                                                                    563,526        555,699
 Less: Unearned income                                                    (1,412)        (1,506)
       Allowance for possible loan losses                                 (7,170)        (7,122)
                                                                         -------        -------
       Net loans                                                         554,944        547,071

Premises and equipment                                                    17,382         17,700
Other real estate owned                                                    1,344          1,601
Other assets                                                              22,644         17,666
                                                                         -------        -------
       Total assets                                                    $ 865,968      $ 878,147
                                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                                              $ 560,818      $ 576,778
Noninterest bearing deposits                                              88,979         73,709
                                                                         -------        -------
       Total deposits                                                    649,797        650,487

Securities sold under agreements to repurchase                            59,550         70,905
Other borrowings                                                          80,586         80,608
Other liabilities                                                          3,286          3,547
                                                                         -------        -------
       Total liabilities                                                 793,219        805,547

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 issued at
  June 30, 1999 and December 31, 1998                                      6,790          6,790
Additional paid-in capital                                                37,895         38,018
                                                                         -------        -------
                                                                          44,685         44,808
Accumulated other comprehensive income (loss)                               (311)         1,583
Retained earnings                                                         36,187         32,998
                                                                         -------        -------
                                                                          80,561         79,389

Less: Treasury stock, at cost, 944,055 and
 889,759 shares at June 30, 1999 and
  December 31, 1998, respectively                                         (7,238)        (6,065)
      Unallocated common stock acquired by
       the ESOP                                                              (71)           (71)
      Unearned restricted stock                                             (503)          (653)
                                                                         -------        -------
       Total stockholders' equity                                         72,749         72,600
                                                                         -------        -------
       Total liabilities and stockholders' equity                      $ 865,968      $ 878,147
                                                                         =======        =======

See accompanying notes to unaudited consolidated financial statements.



                   Granite State Bankshares, Inc. and Subsidiary
                           Part I - Financial Information
                           Item 1 - Financial Statements
                        Consolidated Statements of Earnings




                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
($ in thousands, except per share data)                       --------------------    --------------------
                                                                1999        1998        1999        1998
                                                              --------    --------    --------    --------
                                                                   (Unaudited)            (Unaudited)
Interest and dividend income:
    Loans                                                    $  11,290   $  11,595   $  22,586   $  22,870
    Debt securities available for sale                           2,737       1,909       5,538       4,185
    Marketable equity securities available for sale                183         190         365         369
    Securities held to maturity                                    289         248         671         768
    Dividends on Federal Home Loan Bank of Boston stock            117         114         231         230
    Other interest                                                 137         226         232         307
                                                                ------      ------      ------      ------
                                                                14,753      14,282      29,623      28,729
Interest expense:
    Deposits                                                     5,213       5,533      10,476      11,301
    Securities sold under agreements to repurchase                 520         656       1,157       1,414
    Other borrowings                                             1,050         440       2,112         600
                                                                ------      ------      ------      ------
                                                                 6,783       6,629      13,745      13,315

        Net interest and dividend income                         7,970       7,653      15,878      15,414
Provision for possible loan losses                                   0         225          50         525
                                                                ------      ------      ------      ------
        Net interest and dividend income after
         provision for possible loan losses                      7,970       7,428      15,828      14,889

Noninterest income:
    Customer account fees and service charges                      663         515       1,291       1,087
    Mortgage service fees                                          122         143         247         291
    Net gains on sales of securities available for sale            286         800         291       1,899
    Net gains on sales of loans                                    120         192         273         324
    Other                                                          283         323         486         619
                                                                ------      ------      ------      ------
                                                                 1,474       1,973       2,588       4,220
Noninterest expense:
    Salaries and benefits                                        2,910       2,996       5,819       5,971
    Occupancy and equipment                                      1,024       1,060       2,110       2,077
    Other real estate owned                                        118          75         208         202
    Other                                                        1,423       1,434       2,784       3,174
                                                                ------      ------      ------      ------
                                                                 5,475       5,565      10,921      11,424
                                                                ------      ------      ------      ------
    Earnings before income taxes                                 3,969       3,836       7,495       7,685
Income taxes                                                     1,412       1,325       2,668       2,667
                                                                ------      ------      ------      ------
        Net earnings                                         $   2,557   $   2,511   $   4,827   $   5,018
                                                                ======      ======      ======      ======

Shares used in computing net earnings per share:
      Basic                                                  5,804,985   5,831,872   5,817,752   5,789,698
      Diluted                                                5,967,108   5,999,398   5,972,978   5,985,044

Net earnings per share -basic                                $    0.44   $    0.43   $    0.83   $    0.87

Net earnings per share -diluted                              $    0.43   $    0.42   $    0.81   $    0.84

Cash dividends declared per share                            $    0.14   $   0.125   $    0.28   $    0.25

See accompanying notes to unaudited consolidated financial statements.



                   Granite State Bankshares, Inc. and Subsidiary
                           Part I - Financial Information
                           Item 1 - Financial Statements
                  Consolidated Statements of Comprehensive Income




                                                    Three Months Ended      Six Months Ended
                                                         June 30,                June 30,
                                                   --------------------    --------------------
($ in thousands)                                     1999        1998        1999        1998
                                                   --------    --------    --------    --------
                                                        (Unaudited)             (Unaudited)

Net earnings                                      $   2,557   $   2,511   $   4,827   $   5,018
 Other comprehensive income (loss):
  Unrealized holding gains (losses) arising
   during the period                                   (929)       (852)     (2,794)        163
  Related income tax effects                            359         329       1,079         (63)
                                                     ------      ------      ------      ------
     Net unrealized holding gains (losses),
      net of related income tax effects                (570)       (523)     (1,715)        100
                                                     ------      ------      ------      ------
Less: reclassification adjustment for gains
 realized in net earnings:
  Realized gains                                       (286)       (800)       (291)     (1,899)
  Related income tax effects                            110         309         112         733
                                                     ------      ------      ------      ------
     Net reclassification adjustment                   (176)       (491)       (179)     (1,166)
                                                     ------      ------      ------      ------
     Total other comprehensive loss                    (746)     (1,014)     (1,894)     (1,066)
                                                     ------      ------      ------      ------
Comprehensive Income                              $   1,811   $   1,497   $   2,933   $   3,952
                                                     ======      ======      ======      ======

See accompanying notes to unaudited consolidated financial statements.



                   Granite State Bankshares, Inc. and Subsidiary
                           Part I - Financial Information
                           Item 1 - Financial Statements
                     Consolidated Statements of Cash Flows

                                                               Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                              --------------------    --------------------
Increase (decrease) in cash  ($ In Thousands)                   1999        1998        1999        1998
                                                              --------    --------    --------    --------
                                                                   (Unaudited)             (Unaudited)
Cash flows from operating activities:

   Net earnings                                              $   2,557   $   2,511   $   4,827   $   5,018
   Adjustments to reconcile net earnings to net cash
     provided by (used in) operating activities
    Provision for possible loan losses                                         225          50         525
    Provision for depreciation and amortization                    591         609       1,186       1,204
    Net (accretion) amortization of security discounts
     and premiums                                                   65          26         121         (32)
    Provision for loss on other real estate owned                   62          20          62          43
    Realized gains on sales of securities available
     for sale, net                                                (286)       (800)       (291)     (1,899)
    Loans originated for sale                                   (7,596)    (11,541)    (13,920)    (19,058)
    Proceeds from sale of loans originated for sale              8,223      11,652      14,985      19,149
    Realized gains on sales of loans                              (120)       (192)       (273)       (324)
    Gains on sales of other assets                                 (11)                    (11)
    Increase (decrease) in unearned income                         (75)         75         (94)        117
    Realized (gain) loss on sales of other real
     estate owned                                                   (5)         24          (6)         58
    Deferred income taxes (benefit)                                (12)        868         642         966
    Increase in other assets                                    (5,526)     (2,772)     (5,320)     (1,627)
    Increase (decrease) in other liabilities                      (247)        963        (342)       (976)
    Decrease in unearned restricted stock                           75                     150
                                                                ------      ------      ------      ------
      Net cash provided by (used in) operating activities       (2,305)      1,668       1,766       3,164

Cash flows from investing activities:

    Proceeds from maturities and calls of securities
     held to maturity                                                                    4,300      19,765
    Proceeds from sales of securities available for sale        46,836       1,072      46,836       2,551
    Proceeds from maturities and calls of securities
     available for sale                                         10,000                  25,000      28,250
    Purchase of securities available for sale                  (51,434)    (19,494)    (56,943)    (22,080)
    Principal payments received on securities available
     for sale                                                    1,144       4,371       2,757       6,163
    Loan originations, net of repayments                        (7,037)    (17,620)     (8,474)    (37,485)
    Purchase of premises and equipment                            (352)       (311)       (901)       (918)
    Proceeds from sales of other assets                            760                     760
    Proceeds from sales of other real estate owned                 483         179         846         438
    Net (increase) decrease in interest-bearing deposits
     in other banks                                             (4,018)    (10,243)     (1,348)      7,478
    Other                                                          254          41         254          28
                                                                ------     -------      ------      ------
      Net cash provided by (used in) investing activities       (3,364)    (42,005)     13,087       4,190

Cash flows from financing activities:

    Net increase in demand, NOW, money market deposit
     and savings accounts                                       12,856       7,583       9,151      14,230
    Net decrease in time certificates                           (4,694)     (9,691)     (9,841)    (32,061)
    Net increase (decrease) in securities sold under
     agreements to repurchase                                    4,810       5,328     (11,355)      1,981
    Net increase (decrease) in other borrowings                    (11)     39,907         (22)     19,615
    Proceeds from issuance of common stock                                     246                   2,095
    Reissuance of common stock from treasury                         9                     225
    Purchase of treasury stock                                    (569)                 (1,599)
    Dividends paid on common stock                                (820)       (730)     (1,557)     (1,350)
    Other                                                                     (281)                   (281)
                                                               -------     -------     -------     -------
      Net cash provided by (used in) financing activities       11,581      42,362     (14,998)      4,229
                                                               -------     -------     -------     -------
      Net increase (decrease) in cash and due from banks         5,912       2,025        (145)     11,583
Cash and due from banks at beginning of period                  17,449      38,235      23,506      28,677
                                                               -------     -------     -------     -------
Cash and due from banks at end of period                     $  23,361   $  40,260   $  23,361   $  40,260
                                                               =======     =======     =======     =======

See accompanying notes to unaudited consolidated financial statements.


                   Granite State Bankshares, Inc. and Subsidiary
                           Part I - Financial Information
                           Item 1.   Financial Statements
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 1999

Note 1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended
June 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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


                                         Three Months Ended                       Six Months Ended
                                              June 30,                                June 30,
                                 ----------------------------------    ---------------------------------------
                                        1999           1998                      1999           1998
                                      --------       --------                  --------       --------
                            ($ in Thousands, except per share data)    ($ in Thousands, except per share data)

Net earnings                         $   2,557      $   2,511                 $   4,827      $   5,018

Weighted average common
 shares outstanding-Basic            5,804,985      5,831,872                 5,817,752      5,789,698

Dilutive effect of stock
 options computed using
  the treasury stock method            162,123        167,526                   155,226        195,346
                                     ---------      ---------                 ---------      ---------
Weighted average common
 shares outstanding-Diluted          5,967,108      5,999,398                 5,972,978      5,985,044
                                     =========      =========                 =========      =========

Net earnings per share-Basic         $    0.44      $    0.43                 $    0.83      $    0.87
                                        ======         ======                    ======         ======

Net earnings per share-Diluted       $    0.43      $    0.42                 $    0.81      $    0.84
                                        ======         ======                    ======         ======


	Weighted average options to purchase 75,000 shares of common stock were outstanding at June 30, 1999 and March 31, 1999, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive. All options to purchase shares at June 30, 1998 and March 31, 1998 were included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share.

Note 3.	Securities

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income, net of related income tax effects. At June 30, 1999 and December 31, 1998, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at June 30, 1999 and December 31, 1998 were as follows:


                                         Amortized     Estimated      Carrying
At June 30, 1999                           Cost       Market Value     Value
                                         ---------    ------------    --------
                                                     (In Thousands)
Securities held to maturity
 US Government agency obligations       $   13,009   $    12,690     $  13,009
 Other corporate obligations                 5,011         4,817         5,011
                                            ------        ------        ------
  Total securities held to maturity     $   18,020   $    17,507     $  18,020
                                            ======        ======        ======
Securities available for sale
 US Treasury obligations                $   29,987   $    30,231     $  30,231
 US Government agency obligations           90,450        88,542        88,542
 Other corporate obligations                49,968        49,024        49,024
 Mortgage-backed securities:
  FNMA                                       5,530         5,522         5,522
  FHLMC                                      1,886         1,863         1,863
  GNMA                                         913           964           964
  SBA                                          445           449           449
                                           -------       -------       -------
   Total mortgage-backed securities          8,774         8,798         8,798
 Mutual Funds                                6,981         7,027         7,027
 Marketable equity securities               13,502        15,534        15,534
                                           -------       -------       -------
   Total securities available for sale  $  199,662   $   199,156     $ 199,156
                                           =======       =======       =======


                                         Amortized     Estimated      Carrying
At December 31, 1998                       Cost       Market Value     Value
                                         ---------    ------------    --------
                                                     (In Thousands)
Securities held to maturity
 US Government agency obligations       $   17,265   $    17,495     $  17,265
 Other corporate obligations                 5,012         5,053         5,012
                                            ------        ------        ------
  Total securities held to maturity     $   22,277   $    22,548     $  22,277
                                            ======        ======        ======
Securities available for sale
 US Treasury obligations                $   82,521   $    83,716     $  83,716
 US Government agency obligations           55,961        55,998        55,998
 Other corporate obligations                46,593        46,457        46,457
 Mortgage-backed securities:
  FNMA                                       7,045         7,031         7,031
  FHLMC                                      2,876         2,853         2,853
  GNMA                                       1,190         1,246         1,246
  SBA                                          552           568           568
                                           -------       -------       -------
   Total mortgage-backed securities         11,663        11,698        11,698
 Mutual Funds                                6,326         6,402         6,402
 Marketable equity securities               14,122        15,494        15,494
                                           -------       -------       -------
   Total securities available for sale  $  217,186   $   219,765     $ 219,765
                                           =======       =======       =======


Note 4.	Loans

        Loans consist of the following at:


                                             June 30,     December 31,
                                              1999           1998
                                            ---------     ------------
                                                   (In Thousands)

Commercial, financial and agricultural     $  41,291     $   48,418
Real estate-residential                      347,413        328,243
Real estate-commercial                       138,905        146,093
Real estate-construction and
 land development                              3,564          2,281
Installment                                    6,733          7,809
Other                                         25,620         22,855
                                             -------        -------
   Total loans                               563,526        555,699
Less:
 Unearned income                              (1,412)        (1,506)
 Allowance for possible loan losses           (7,170)        (7,122)
                                             -------        -------
   Net loans                               $ 554,944     $  547,071
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

	Changes in the allowance for possible loan losses are as follows:


                                                Three months ended         Six months ended
                                                     June 30,                  June 30,
                                               ---------------------     ---------------------
                                                 1999         1998         1999         1998
                                               --------     --------     --------     --------
                                                   (In Thousands)            (In Thousands)
Balance, beginning of period                  $  7,025     $  7,492     $  7,122     $  7,651
Provision for possible loan losses                   0          225           50          525
Loans charged off                                  (55)        (577)        (297)      (1,176)
Recoveries of loans previously charged off         200          187          295          327
                                                 -----        -----        -----        -----
Balance, end of period                        $  7,170     $  7,327     $  7,170     $  7,327
                                                 =====        =====        =====        =====


        Information with respect to impaired loans consisted of the following at:


                                                June 30,     December 31,
                                                 1999           1998
                                                --------     ------------
                                                      (In Thousands)

Recorded investment in impaired loans          $  1,111     $    1,556
                                                  =====          =====

Impaired loans with specific loss allowances   $  1,111     $    1,556
                                                  =====          =====

Loss allowances reserved on impaired loans     $    346     $      233
                                                   ====           ====


        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $1,090,000 and $3,269,000 for the six months ended June 30, 1999 and 1998, respectively. During the three and six months ended June 30, 1999 and 1998, the Company recognized no income on impaired loans.

Note 5.	Interest Bearing Deposits

        Interest bearing deposits consist of the following at:


                                 June 30,     December 31,
                                  1999           1998
                                 --------     ------------
                                       (In Thousands)

NOW accounts                    $ 196,956    $   203,068
Savings accounts                   87,965         87,150
Money market deposit accounts      18,837         19,659
Time certificates                 257,060        266,901
                                  -------        -------
                                $ 560,818    $   576,778
                                  =======        =======


Note 6.	Supplemental Disclosures of Cash Flow Information


                                               Three months ended     Six months ended
                                                    June 30,              June 30,
                                               -------------------   -------------------
                                                 1999       1998       1999       1998
                                               --------   --------   --------   --------
                                                  (In Thousands)        (In Thousands)

Cash paid for interest                        $  6,833   $  6,421   $ 13,842   $ 13,195
Income taxes paid                                1,800      2,050      1,900      2,255
Non-cash investing activities:
 Real estate acquired in settlement of loans       104        125        645        125


                   Granite State Bankshares, Inc. and Subsidiary
                           Part I - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and
                           Results of Operations
                               June 30, 1999

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

	The Company has made, and may continue to make, various forward-looking statements with respect to its financial condition and results of operations. The Company cautions that these forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), are subject to numerous risks and uncertainties and that statements for periods subsequent to June 30, 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, the ability of the Company and its competitors, vendors and customers to respond effectively to issues related to the Year 2000, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

	Total assets decreased by $12,179,000 or 1.39%, from $878,147,000 at December 31, 1998 to $865,968,000 at June 30, 1999. The change in assets related primarily to decreases in securities held to maturity and securities available for sale partially offset by an increase in net loans. The net decrease in these assets were primarily used to fund decreases in securities sold under agreements to repurchase.

	Interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, increased $1,348,000, from $19,532,000 at December 31, 1998 to $20,880,000 at June 30, 1999. Interest
bearing deposits with other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

	Securities held to maturity decreased $4,257,000, from $22,277,000 at December 31, 1998 to $18,020,000 at June 30, 1999. Securities available for sale decreased $20,609,000 from $219,765,000 at December 31, 1998 to $199,156,000 at
June 30, 1999. Proceeds from decreases in securities held to maturity and securities available for sale were primarily used to fund decreases in securities sold under agreements to repurchase as well as increases in net loans.

	Net loans were $554,944,000 at June 30, 1999, an increase of $7,873,000 from $547,071,000 at December 31, 1998. The most significant changes in the loan portfolio related to residential real estate loans, commercial, financial and agricultural loans and commercial real estate loans. Residential real estate loans increased $19,170,000 to $347,413,000 or 61.65% of total loans outstanding at June 30, 1999 from $328,243,000 or 59.07% of total loans outstanding at December 31, 1998. The increase in residential real estate loans was partially offset by decreases in commercial, financial and agricultural loans and commercial real estate loans of $7,127,000 and $7,188,000, respectively. The increase in residential real estate loans is a result of the continued low interest rate environment which encouraged borrowers to make new home purchases or refinance their loans. The decrease in commercial, financial and agricultural loans and commercial real estate loans related primarily to the pace of loan repayments as a result of the continued low interest rate environment and the highly competitive environment for attracting loans amongst financial institutions in the Company's market areas.

	Total deposits decreased $690,000, from $650,487,000 at December 31, 1998 to $649,797,000 at June 30, 1999. The significant changes in deposits related to a decrease in time certificates and NOW accounts of $9,841,000 and $6,112,000, respectively, partially offset by an increase in demand deposits of $15,270,000. The decrease in time certificates related primarily to depositors looking to achieve higher yields by investing their funds in alternate investment products. The decrease in NOW accounts related primarily to the timing of the cash needs of depositors. The increase in demand deposits was partly due to the timing of official and other bank checks which increased $7,550,000 during this period as well as the timing of the cash needs of depositors.

	Securities sold under agreements to repurchase decreased $11,355,000, from $70,905,000 at December 31, 1998 to $59,550,000 at June 30, 1999. The
decrease related primarily to retail investors using the cash which they had previously invested in this investment product, as well as municipalities having less cash to invest in this product at June 30, 1999 compared to December 31, 1998, due to the timing of their semiannual billing and collection of real estate taxes.

Results of Operations

Net Earnings

	Net earnings for the three and six months ended June 30, 1999 were $2,557,000 and $4,827,000, compared to $2,511,000 and 5,018,000 for the three and six months ended June 30, 1998. Basic earnings per share were $.44 and $.83 for the three and six months ended June 30, 1999, compared to $.43 and $.87 for the three and six months ended June 30, 1998. Diluted earnings per share were $.43 and $.81 for the three and six months ended June 30, 1999 compared to $.42 and $.84 for the three and six months ended June 30, 1998. Included in net earnings were gains on sales of securities available for sale of $286,000 and $291,000, respectively, for the three and six months ended June 30, 1999 compared to $800,000 and $1,899,000 for the three and six months ended June 30, 1998. Earnings before income taxes, excluding gains on sales of securities available for sale, were $3,683,000 and $7,204,000 for the three and six months ended June 30, 1999 compared to $3,036,000 and $5,786,000 for the three and six months ended June 30, 1998, representing increases of 21.31% and 24.51%, respectively. Net earnings after income taxes, exclusive of the after tax effect of gains on sales of securities available for sale were $2,383,000 and $4,650,000 for the three and six months ended June 30, 1999 compared to $2,020,000 and $3,853,000 for the three and six months ended June 30, 1998, representing increases of 17.97% and 20.69%, respectively.

Interest and Dividend Income

	Interest and dividend income for the three and six months ended June 30, 1999 was $14,753,000 and $29,623,000 compared to $14,282,000 and $28,729,000 for the corresponding periods in 1998. The increase in interest and dividend income for the three and six months ended June 30, 1999 compared to the three and six months ended June 30, 1998 is primarily attributable to an increase in the average balance of interest earning assets of $75,635,000 and $84,580,000, respectively, partially offset by a decrease in overall yield on interest earning assets to 7.42% and 7.44% for the three and six months ended June 30, 1999 compared with 7.93% and 8.06% for the same periods in 1998. The decrease in overall yield on interest earning assets resulted from a continued decrease in the yield on loans to 8.14% and 8.18% for the three and six months ended
June 30, 1999 compared to 8.62% and 8.76% for the three and six months ended June 30, 1998 and a decrease in the yield on securities and interest earning investments to 5.74% and 5.76% for the three and six months ended June 30, 1999 compared to 5.91% and 6.15% for the three and six months ended June 30, 1998. The decrease in loan yield is due to a shift in the mix of loans from commercial real estate and commercial and industrial loans which comprised 31.98% and 38.36% of the loan portfolio at June 30, 1999 and June 30, 1998, respectively, to lower yielding residential real estate loans which comprised 61.65% and 54.95% of the loan portfolio at June 30, 1999 and June 30, 1998, respectively. The decrease in the yield on securities and interest earning assets was primarily the result of the continued low interest rate environment, which caused proceeds from securities which matured or were called, to be reinvested at lower rates.

Interest Expense

	Interest expense for the three and six months ended June 30, 1999 was $6,783,000 and $13,745,000 compared to $6,629,000 and $13,315,000 for the corresponding periods in 1998. The increase in interest expense for the three and six months ended June 30, 1999 compared to the same periods in 1998 is primarily due to an increase in the average balance of total interest bearing liabilities of $55,166,000 and $62,135,000, respectively, partially offset by a decrease in the cost of those liabilities to 3.88% and 3.92% for the three and six months ended June 30, 1999 compared to 4.11% and 4.16% for the three and six months ended June 30, 1998. Average balances of savings deposits increased $9,684,000 and $11,576,000 while average time deposits increased $1,093,000 and decreased $6,951,000 for the three and six months ended June 30, 1999 compared to the same periods in 1998. The average cost of savings deposits decreased to 2.38%, for both the three and six months ended June 30, 1999 compared to 2.63% and 2.64%, for the three and six months ended June 30, 1998, while the cost of time deposits was 5.22% and 5.29%, respectively, for the three and six months ended June 30, 1999 compared to 5.54% and 5.58% for the same periods in 1998. The average balance of other borrowed funds increased $44,389,000 and $57,509,000 for the three and six months ended June 30, 1999 compared to the same periods in 1998, partially offset by a decrease in the cost of those borrowings to 4.72% and 4.71% for the three and six months ended June 30, 1999 compared to 4.94% and 4.92% for the same periods in 1998.

Net Interest and Dividend Income

	Net interest and dividend income increased by $317,000 and $464,000 for the three and six months ended June 30, 1999 compared to the same periods in 1998. The increase for the three and six months ended June 30, 1999 compared to the same periods in 1998 is primarily due to an increase in net interest earning assets of $20,469,000 and $22,445,000, partially offset by a decrease in net interest rate spread from 3.82% and 3.91% for the three and six months ended June 30, 1998 to 3.54% and 3.53% for the three and six months ended June 30, 1999. The net yield on interest earning assets decreased from 4.25% and 4.33% for the three and six months ended June 30, 1998 to 4.01% and 3.99% for the three and six months ended June 30, 1999.


Provision for Possible Loan Losses

	The provision for possible loan losses for the three and six months ended June 30, 1999 was $0 and $50,000, compared to $225,000 and $525,000 for the three and six months ended June 30, 1998. The decrease in the provision for the three and six months ended June 30, 1999, compared to the same periods in 1998, is primarily related to a change in the mix of loans to residential real estate loans, which accounted for 61.65% of the total loan portfolio at June 30, 1999 compared to 54.95% at June 30, 1998, while commercial real estate and commercial and industrial loans accounted for 31.98% of the total loan portfolio at June 30, 1999 compared to 38.36% at June 30, 1998. Also contributing to the decrease in the provision was a decrease of $3,686,000 in nonperforming loans to $2,098,000 at June 30, 1999 compared to $5,784,000 at June 30, 1998.
Additionally, the level of net charge-offs (recoveries) for the three and six months ended June 30, 1999 was $(145,000) and $2,000, compared to $390,000 and $849,000, for the corresponding periods a year ago.

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

Noninterest Income

	Noninterest income for the three and six months ended June 30, 1999 totaled $1,474,000 and $2,588,000, compared to $1,973,000 and $4,220,000 for the same periods in 1998. The decrease of $499,000 and $1,632,000 for the three and six months ended June 30, 1999 compared to the same periods in 1998 relates primarily to a decrease in net gains on sales of securities available for sale of $514,000 and $1,608,000 for the three and six months ended June 30, 1999 compared to the same periods in 1998.

Noninterest Expense

	Noninterest expense for the three months ended June 30, 1999 decreased $90,000 or 1.6% to $5,475,000 compared to $5,565,000 for the same period a year earlier. Noninterest expense for the six months ended June 30, 1999 decreased $503,000 or 4.4% to $10,921,000 compared to $11,424,000 for the same period a year earlier. The decrease for the three months ended June 30, 1999 compared to the same period in 1998 related primarily to a decrease in salaries and benefits expenses of $86,000. The decrease for the six months ended June 30, 1999, compared to the same period in 1998 relates primarily to decreases of $152,000 in salaries and benefits expense as well as $390,000 in other noninterest expenses. In general, the decreases in salaries and benefits expense and other noninterest expenses mentioned above, related to additional efficiencies realized from the merger with Primary Bank, which was completed after the close of business on October 31, 1997 and the related data processing system conversion completed during the first quarter of 1998.

Income Taxes

	Income tax expense for the three and six months ended June 30, 1999 was $1,412,000 and $2,668,000, compared with $1,325,000 and $2,667,000 for the same periods in 1998. Income tax expense as a percentage of earnings before income taxes was 35.58% and 35.60% for the three and six months ended June 30, 1999 and 34.54% and 34.70% for the three and six months ended June 30, 1998.

Risk Elements

	Total nonperforming loans decreased from $3,013,000 or 0.54% of total loans, at December 31, 1998, to $2,098,000 or 0.37% of total loans, at June 30, 1999. During the same period, other real estate owned, decreased from $1,601,000 to $1,344,000. The allowance for possible loan losses as a percent of total nonperforming loans was 341.75% at June 30, 1999, compared with 236.38% at December 31, 1998.

	As shown in the following table, nonperforming assets as a percentage of total assets were 0.40% and 0.53%, as of June 30, 1999 and December 31, 1998, respectively.


                                             June 30, 1999     December 31, 1998
                                             -------------     -----------------
                                                        ($ in Thousands)
Loans 90 days or more past due
 and still accruing                         $       306       $       146
                                                   ====              ====

Nonaccrual/nonperforming loans              $     2,098       $     3,013

Other real estate owned                           1,344             1,601
                                                  -----             -----
    Total nonperforming assets              $     3,442       $     4,614
                                                  =====             =====

Allowance for possible loan losses          $     7,170       $     7,122

Nonperforming loans as a percent of
 total loans                                       0.37%             0.54%

Allowance for possible loan losses
 as a percent of total nonperforming loans       341.75%           236.38%

Nonperforming assets as a percent of total
 assets                                            0.40%             0.53%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At June 30, 1999, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $80,586,000, with an additional available borrowing capacity of approximately $264,594,000; interest bearing deposits with other banks were $20,880,000 and securities available for sale were $199,156,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $194,615,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $8,798,000, is approximately 52 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at June 30, 1999 and December 31, 1998.

        Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At June 30, 1999 and December 31, 1998, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at June 30, 1999, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At June 30, 1999 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                             June 30, 1999
                                          --------------------
                                          Subsidiary
                                             Bank      Company
                                          ----------   -------

Tier I leverage capital to average assets     8.20%      8.43%

Tier I capital to risk-weighted assets       12.92%     13.29%

Total capital to risk-weighted assets        14.17%     14.55%


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

	The Company has developed a Year 2000 Policy Statement which was approved by the Company's Board of Directors and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Year 2000 Policy Statement contains a phases approach which includes the following phases: awareness, inventory, assessment, renovation, validation, implementation and post implementation. As of June 30, 1999, the Company has substantially completed the assessment, renovation, validation and implementation phases. The Company has substantially completed any necessary corrections, vendor reprogramming and testing efforts which will allow adequate time for any potential modifications in 1999. The Company is currently in the post-implementation phase, which will utilize and test the contingency plans to enhance back-up steps and procedures to prepare for worst case scenarios. The Company's contingency plans were completed during the second quarter of 1999.
To date, the Company has received a warranty of compliance from its processing vendor for loans, deposits and related products. Additionally, letters have been received from the Company's remaining vendors that plans are being developed to address the Year 2000 issue. All of these efforts are being coordinated through a Year 2000 committee which is chaired by the Company's Chief Operations Officer and includes a representative from the subsidiary bank's Board of Directors. The Chief Operations Officer reports periodically to the Company's and the subsidiary bank's Board of Directors with respect to the Year 2000 committee's efforts. Management's estimate of the incremental costs related to the Year 2000 compliance are approximately $220,000 to $260,000, of which approximately $46,000 and $101,000 has been incurred for the six months ended June 30, 1999 and the year ended December 31, 1998, respectively. The remaining Year 2000 costs are expected to be incurred throughout 1999.

	The Company reviewed its loan relationships over $250,000 and assessed a Year 2000 compliance risk for each customer. The risk assessment consisted of a detailed questionnaire relating to the customer's Year 2000 efforts and resulted in the assignment of risk levels of low, medium and high risk for noncompliance with the Year 2000. The review of borrowers included the respective borrower's customer base and the likelihood of their noncompliance. The Company has completed a review of all borrowing relationships assigned with a medium or high risk for noncompliance with Year 2000 issues. As a result of this review, it was determined that there was no specific risk or significant loss exposure that could be identified at this time resulting from the Year 2000. The Company has also incorporated this review into the approval process for all new borrowing relationships. In addition to the analyses of the loan relationships, the Company's subsidiary bank has also identified deposit customers and customers from whom the Company borrows short-term funds in the form of securities sold under agreements to repurchase with balances greater than $250,000 and identified large community employers in communities where branches are located in order to determine an estimate of additional liquidity that may be needed as a result of the Year 2000 project. Although no assurances can be given, based on the Company's review of significant deposit and borrowing relationships as of June 30, 1999, management believes these relationships will not have a material adverse affect on the Company's liquidity, financial condition or results of operations.

        The most significant risk anticipated by the Company is the possibility of interruption to its customer account processing systems. Due to the progress described above, the Company does not presently foresee any interruptions to these systems, but cannot predict consequences of interruptions to these systems from outside factors, such as the loss of telecommunication and electrical power (worst case scenario). The Company's business resumption contingency plan addresses resumption of business should the Company lose its telecommunications or electrical power.

Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                          Granite State Bankshares, Inc. and Subsidiary
                                    Consolidated Quarterly Average Balances and Interest Rates
                                                       ($ in Thousands)


                                         1999 QTD                                 1998 QTD
                            ------------------------------------    ------------------------------------
                             Second Quarter      First Quarter       Fourth Quarter      Third Quarter
                            Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate
                            ---------  -----    ---------  -----    ---------  -----    ---------  -----
Assets:
  Loans                    $ 556,014   8.14%   $ 557,245   8.22%   $ 550,627   8.25%   $ 542,139   8.43%
  Securities and
   interest earning
    investments              241,779   5.74%     250,600   5.78%     250,425   5.72%     224,431   5.88%
                             -------             -------             -------             -------
     Total interest
      earning assets         797,793   7.42%     807,845   7.47%     801,052   7.46%     766,570   7.68%

  Noninterest earning
   assets                     59,725              56,931              60,832              65,235
  Allowance for possible
   loan losses                (7,198)             (7,133)             (7,565)             (7,385)
                             -------             -------             -------             -------
     Total Assets          $ 850,320           $ 857,643           $ 854,319           $ 824,420
                             =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits         $ 309,037   2.38%   $ 302,555   2.37%   $ 302,579   2.47%   $ 295,424   2.61%
  Time deposits              259,576   5.22%     264,321   5.36%     267,443   5.49%     265,876   5.55%
  Other borrowed funds       133,366   4.72%     146,797   4.69%     135,860   4.64%     117,382   5.06%
                             -------             -------             -------             -------
     Total int. bearing
      liabilities            701,979   3.88%     713,673   3.96%     705,882   4.03%     678,682   4.18%

  Noninterest bearing
   deposits                   72,709              67,801              71,709              70,014
  Other liabilities            2,144               2,998               3,248               3,130
  Stockholders' equity        73,488              73,171              73,480              72,594
                             -------             -------             -------             -------
Total liab. and
 stockholders' equity      $ 850,320           $ 857,643           $ 854,319           $ 824,420
                             =======             =======             =======             =======

Interest rate spread                   3.54%               3.51%               3.43%               3.50%
                                       =====               =====               =====               =====

Net average earning
 balance / Net yield on
  interest earning assets  $  95,814   4.01%   $  94,172   3.97%   $  95,170   3.90%   $  87,888   3.98%
                              ======   =====      ======   =====      ======   =====      ======   =====

                                         1998 QTD                                 1997 QTD
                            ------------------------------------    ------------------------------------
                             Second Quarter      First Quarter       Fourth Quarter      Third Quarter
                            Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.  Rate
Assets:                     ---------  -----    ---------  -----    ---------  -----    ---------  -----
  Loans                    $ 539,783   8.62%   $ 513,365   8.91%   $ 499,316   8.93%   $ 488,820   8.86%
  Securities and
   interest earning
    investments              182,375   5.91%     200,856   6.40%     232,678   6.23%     250,838   6.30%
                             -------             -------             -------             -------
     Total interest
      earning assets         722,158   7.93%     714,221   8.20%     731,994   8.07%     739,658   7.99%

  Noninterest earning
   assets                     77,019              79,945              77,425              73,898
  Allowance for possible
   loan losses                (7,532)             (7,749)             (7,248)             (6,632)
                             -------             -------             -------             -------
     Total Assets          $ 791,645           $ 786,417           $ 802,171           $ 806,924
                             =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits         $ 299,353   2.63%   $ 289,066   2.65%   $ 288,095   2.60%   $ 284,281   2.61%
  Time deposits              258,483   5.54%     279,405   5.63%     290,428   5.67%     284,698   5.64%
  Other borrowed funds        88,977   4.94%      76,021   4.90%      79,722   5.03%     102,852   5.21%
                             -------             -------             -------             -------
     Total int. bearing
      liabilities            646,813   4.11%     644,492   4.21%     658,245   4.25%     671,831   4.29%

  Noninterest bearing
   deposits                   69,895              66,622              70,227              64,624
  Other liabilities            3,108               5,787               7,095               5,133
  Stockholders' equity        71,829              69,516              66,604              65,336
                             -------             -------             -------             -------
Total liab. and
 stockholders' equity      $ 791,645           $ 786,417           $ 802,171           $ 806,924
                             =======             =======             =======             =======

Interest rate spread                   3.82%               3.99%               3.82%               3.70%
                                       =====               =====               =====               =====

Net average earning
 balance / Net yield on
  interest earning assets  $  75,345   4.25%   $  69,729   4.41%   $  73,749   4.25%   $  67,827   4.09%
                              ======   =====      ======   =====      ======   =====      ======   =====


                   Granite State Bankshares, Inc. and Subsidiary
                Part I  Item 3 and  Part II - Other Information
                                 June 30, 1999


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

	On April 13, 1999, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.


                                                   Results of Stockholder Vote
                                          --------------------------------------------
                                                                           Abstentions
                                                                            and Broker
  Matter Submitted                           For      Against   Withheld    Non-Votes
                                          ---------  ---------  ---------  -----------

1)Election of the following
   directors for three year terms
    or until their successors are
     qualified and elected:
   A)  Joseph S. Hart                     5,144,204         0     43,649            0
   B)  David J. Houston                   5,144,591         0     43,262            0
   C)  William Smedley V                  5,141,867         0     45,986            0
   D)  E. Story Wright                    5,139,772         0     48,082            0

2)Ratification of Grant Thornton as
   the Company's auditors for the
    fiscal year ended December 31, 1999   5,166,957     5,617          0       15,279


Item 5.	Other Information

	None

Item 6. Exhibits and Reports on Form 8-K

        1.      Exhibits

                10.9 Form of Executive Supplemental Retirement Income Agreement with Messrs. Charles B. Paquette, William C. Henson and
William G. Pike

                27     Financial Data Schedule

	2.	Reports on Form 8-K

		None.


                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                   GRANITE STATE BANKSHARES, INC.



                         /s/ Charles W. Smith
                         ________________________________________
Dated: August 12, 1999   By:     Charles W. Smith
                                 Chairman and
                                 Chief Executive Officer


                         /s/ William G. Pike
                         ________________________________________
Dated: August 12, 1999   By:     William G. Pike
                                 Executive Vice President and
                                 Chief Financial Officer