Form 10-Q
period 1999-09-30
GRANITE STATE BANKSHARES INC
filed 1999-11-10
CIK 792360

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


For quarterly period ended September 30, 1999

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 1999 was 5,765,667, $1.00 par value per share.

                                     INDEX

                 Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                            Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        September 30, 1999 and December 31, 1998                           3

        Consolidated Statements of Earnings
        Three and Nine months ended September 30, 1999 and 1998            4

        Consolidated Statements of Comprehensive Income
        Three and Nine months ended September 30, 1999 and 1998            5

        Consolidated Statements of Cash Flows
        Three and Nine months ended September 30, 1999 and 1998            6

        Notes to Unaudited Consolidated Financial Statements               7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                         12

Item 3. Quantitative and Qualitative Disclosures About Market Risk        20

Part II	Other Information

Item 1. Legal Proceedings                                                 20

Item 2. Changes in Securities                                             20

Item 3. Defaults upon Senior Securities                                   20

Item 4. Submission of Matters to a Vote of Security Holders               20

Item 5. Other Information                                                 20

Item 6. Exhibits and Reports on Form 8-K                                  20

Signatures                                                                21



                  Granite State Bankshares, Inc. and Subsidiary
                          Part I - Financial Information
                          Item 1 - Financial Statements
                 Consolidated Statements of Financial Condition


                                                                  September 30,  December 31,
($ in thousands, except par values)                                   1999         1998
                                                                  ------------   ------------
                                                                           (Unaudited)
ASSETS

Cash and due from banks                                             $  18,307      $  23,506
Interest bearing deposits in other banks,
 at cost which approximates market value                               14,800         19,532
Securities available for sale (amortized cost
 $197,519 at September 30, 1999 and $217,186 at
  December 31, 1998)                                                  193,792        219,765
Securities held to maturity (market value
 $17,427 at September 30, 1999 and $22,548 at
  December 31, 1998)                                                   18,019         22,277
Stock in Federal Home Loan Bank of Boston                               7,201          7,201
Loans held for sale                                                       718          1,828

Loans                                                                 564,580        555,699
 Less: Unearned income                                                 (1,358)        (1,506)
       Allowance for possible loan losses                              (7,063)        (7,122)
                                                                      -------        -------
       Net loans                                                      556,159        547,071

Premises and equipment                                                 17,142         17,700
Other real estate owned                                                 1,373          1,601
Other assets                                                           23,776         17,666
                                                                      -------        -------
       Total assets                                                 $ 851,287      $ 878,147
                                                                      =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                                           $ 553,150      $ 576,778
Noninterest bearing deposits                                           72,462         73,709
                                                                      -------        -------
       Total deposits                                                 625,612        650,487

Securities sold under agreements to repurchase                         70,010         70,905
Other borrowings                                                       80,574         80,608
Other liabilities                                                       3,796          3,547
                                                                      -------        -------
       Total liabilities                                              779,992        805,547

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 shares issued at
  September 30, 1999 and December 31, 1998                              6,790          6,790
Additional paid-in capital                                             37,895         38,018
                                                                      -------        -------
                                                                       44,685         44,808
Accumulated other comprehensive income (loss)                          (2,263)         1,583
Retained earnings                                                      38,024         32,998
                                                                      -------        -------
                                                                       80,446         79,389

Less: Treasury stock, at cost, 1,002,915 and
 889,759 shares at September 30, 1999 and
  December 31, 1998, respectively                                      (8,652)        (6,065)
      Unallocated common stock acquired by
       the ESOP                                                           (71)           (71)
      Unearned restricted stock                                          (428)          (653)
                                                                      -------        -------
       Total stockholders' equity                                      71,295         72,600
                                                                      -------        -------
       Total liabilities and stockholders' equity                   $ 851,287      $ 878,147
                                                                      =======        =======

See accompanying notes to unaudited consolidated financial statements.




                  Granite State Bankshares, Inc. and Subsidiary
                          Part I - Financial Information
                          Item 1 - Financial Statements
                       Consolidated Statements of Earnings




                                                          Three Months Ended       Nine Months Ended
                                                             September 30,           September 30,
                                                         ---------------------    ---------------------
($ in thousands, except per share data)                    1999         1998        1999         1998
                                                         --------     --------    --------     --------
                                                             (Unaudited)              (Unaudited)
Interest and dividend income:
 Loans                                                  $  11,290    $  11,515   $  33,876    $  34,385
 Debt securities available for sale                         2,711        2,377       8,249        6,562
 Marketable equity securities available for sale              185          165         550          534
 Securities held to maturity                                  288          321         959        1,089
 Dividends on Federal Home Loan Bank of Boston stock          117          115         348          345
 Other interest                                               341          349         573          656
                                                           ------       ------      ------       ------
                                                           14,932       14,842      44,555       43,571
Interest expense:
 Deposits                                                   5,159        5,664      15,635       16,965
 Securities sold under agreements to repurchase               757          809       1,914        2,223
 Other borrowings                                           1,061          688       3,173        1,288
                                                           ------       ------      ------       ------
                                                            6,977        7,161      20,722       20,476
                                                           ------       ------      ------       ------
  Net interest and dividend income                          7,955        7,681      23,833       23,095
Provision for possible loan losses                              0          250          50          775
                                                           ------       ------      ------       ------
  Net interest and dividend income after provision
   for possible loan losses                                 7,955        7,431      23,783       22,320

Noninterest income:
 Customer account fees and service charges                    627          591       1,918        1,678
 Mortgage service fees                                        121          137         368          428
 Net gains on sales of securities available for sale          404          481         695        2,380
 Net gains on sales of loans                                  174          202         447          526
 Other                                                        325          324         811          943
                                                           ------       ------      ------       ------
                                                            1,651        1,735       4,239        5,955
Noninterest expense:
 Salaries and benefits                                      3,038        2,921       8,857        8,892
 Occupancy and equipment                                      999        1,072       3,109        3,149
 Other real estate owned                                      147          (19)        355          183
 Other                                                      1,271        1,586       4,055        4,760
                                                           ------       ------      ------       ------
                                                            5,455        5,560      16,376       16,984
                                                           ------       ------      ------       ------
  Earnings before income taxes                              4,151        3,606      11,646       11,291
Income taxes                                                1,504        1,276       4,172        3,943
                                                           ------       ------      ------       ------
  Net earnings                                          $   2,647    $   2,330   $   7,474    $   7,348
                                                           ======       ======      ======       ======
Shares used in computing net earnings per share:
          Basic                                         5,757,767    5,848,765   5,797,538    5,809,599
          Diluted                                       5,914,424    6,001,897   5,953,246    5,990,503

Net earnings per share -basic                           $    0.46    $    0.40   $    1.29    $    1.26

Net earnings per share -diluted                         $    0.45    $    0.39   $    1.26    $    1.23

Cash dividends declared per share                       $    0.14    $   0.125   $    0.42    $   0.375

See accompanying notes to unaudited consolidated financial statements.



                  Granite State Bankshares, Inc. and Subsidiary
                          Part I - Financial Information
                          Item 1 - Financial Statements
                 Consolidated Statements of Comprehensive Income




                                                Three Months Ended      Nine Months Ended
                                                  September 30,           September 30,
($ in thousands)                                ------------------      -------------------
                                                 1999        1998        1999         1998
                                                ------      ------      ------       ------
                                                    (Unaudited)             (Unaudited)

Net earnings                                   $ 2,647     $ 2,330     $ 7,474      $ 7,348
 Other comprehensive income (loss):
  Unrealized holding losses arising during
   the period                                   (2,817)     (2,919)     (5,611)      (2,757)
  Related income tax effects                     1,108       1,127       2,187        1,065

   Net unrealized holding losses, net of        ------      ------      ------       ------
    related income tax effects                  (1,709)     (1,792)     (3,424)      (1,692)
                                                ------      ------      ------       ------

Less: reclassification adjustment for gains
 realized in net earnings:
  Realized gains                                  (404)       (481)       (695)      (2,380)
  Related income tax effects                       161         186         273          919
                                                ------      ------      ------       ------
   Net reclassification adjustment                (243)       (295)       (422)      (1,461)
                                                ------      ------      ------       ------
   Total other comprehensive loss               (1,952)     (2,087)     (3,846)      (3,153)
                                                ------      ------      ------       ------
   Comprehensive Income                        $   695     $   243     $ 3,628      $ 4,195
                                                ======      ======      ======       ======

See accompanying notes to unaudited consolidated financial statements.



                  Granite State Bankshares, Inc. and Subsidiary
                          Part I - Financial Information
                          Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows

                                                               Three Months Ended     Nine Months Ended
                                                                  September 30,          September 30,
Increase (decrease) in cash ($ In Thousands)                   --------------------    -------------------
                                                                 1999        1998        1999       1998
                                                               --------    --------    --------   --------
                                                                   (Unaudited)             (Unaudited)
Cash flows from operating activities:

  Net earnings                                                $   2,647   $   2,330   $  7,474   $   7,348
  Adjustments to reconcile net earnings to net cash
    provided by operating activities
   Provision for possible loan losses                                           250         50         775
   Provision for depreciation and amortization                      588         628      1,774       1,832
   Net (accretion) amortization of security discounts
    and premiums                                                     49          23        170          (9)
   Provision for loss on other real estate owned                     84                    146          43
   Realized gains on sales of securities available
    for sale, net                                                  (404)       (481)      (695)     (2,380)
   Loans originated for sale                                     (6,269)    (10,431)   (20,189)    (29,489)
   Proceeds from sale of loans originated for sale                6,761      10,220     21,746      29,369
   Realized gains on sales of loans                                (174)       (202)      (447)       (526)
   Gains on sales of other assets                                                          (11)
   Increase (decrease) in unearned income                           (54)        (59)      (148)         58
   Realized (gain) loss on sales of other real
    estate owned                                                                (38)        (6)         20
   Deferred income taxes                                             26           3        668         969
   (Increase) decrease in other assets                                9         264     (5,311)     (1,363)
   Increase (decrease) in other liabilities                         519        (122)       177      (1,098)
   Decrease in unearned restricted stock                             75                    225
                                                                 ------      ------     ------      ------
     Net cash provided by operating activities                    3,857       2,385      5,623       5,549

Cash flows from investing activities:

   Purchase of securities held to maturity                                  (15,012)               (15,012)
   Proceeds from maturities and calls of securities
    held to maturity                                                          5,000      4,300      24,765
   Proceeds from sales of securities available for sale             780         539     47,616       3,090
   Proceeds from maturities and calls of securities
    available for sale                                           10,000       1,000     35,000      29,250
   Purchase of securities available for sale                     (9,014)    (33,993)   (65,957)    (56,073)
   Principal payments received on securities available
    for sale                                                        734       2,115      3,491       8,278
   Loan repayments (originations), net                           (1,274)      1,585     (9,748)    (35,900)
   Purchase of premises and equipment                              (247)       (229)    (1,148)     (1,147)
   Proceeds from sales of other assets                                                     760
   Proceeds from sales of other real estate owned                               126        846         564
   Net decrease in interest-bearing deposits in other
    banks                                                         6,080       9,223      4,732      16,701
   Other                                                                                   254          28
                                                                 ------      ------     ------      ------
     Net cash provided by (used in) investing activities          7,059     (29,646)    20,146     (25,456)

Cash flows from financing activities:

   Net increase (decrease) in demand, NOW, money market
    deposit and savings accounts                                (12,327)     (1,360)    (3,176)     12,870
   Net increase (decrease) in time certificates                 (11,858)     10,743    (21,699)    (21,318)
   Net increase (decrease) in securities sold under
    agreements to repurchase                                     10,460       4,791       (895)      6,772
   Net increase (decrease) in other borrowings                      (12)     (3,766)       (34)     15,849
   Proceeds from issuance of common stock                                        18                  2,113
   Reissuance of common stock from treasury                                                225
   Purchase of treasury stock                                    (1,414)                (3,013)
   Dividends paid on common stock                                  (819)       (737)    (2,376)     (2,087)
   Other                                                                                              (281)
                                                                 ------      ------     ------      ------
     Net cash provided by (used in) financing activities        (15,970)      9,689    (30,968)     13,918
                                                                 ------      ------     ------      ------
     Net decrease in cash and due from banks                     (5,054)    (17,572)    (5,199)     (5,989)
Cash and due from banks at beginning of period                   23,361      40,260     23,506      28,677
                                                                 ------      ------     ------      ------
Cash and due from banks at end of period                      $  18,307   $  22,688   $ 18,307   $  22,688
                                                                 ======      ======     ======      ======

See accompanying notes to unaudited consolidated financial statements.


                  Granite State Bankshares, Inc. and Subsidiary
                          Part I - Financial Information
                          Item 1.   Financial Statements
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 1999

Note 1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1999 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

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


                                     Three Months Ended                        Nine Months Ended
                                       September 30,                              September 30,
                           ---------------------------------------    ---------------------------------------
                                    1999            1998                    1999            1998
                                  --------        --------                --------        --------
                           ($ in Thousands, except per share data)    ($ in Thousands, except per share data)

Net earnings                     $   2,647       $   2,330               $   7,474       $   7,348
                                    ======          ======                  ======          ======

Weighted average common
 shares outstanding-Basic        5,757,767       5,848,765               5,797,538       5,809,599

Dilutive effect of stock
 options computed using
  the treasury stock method        156,657         153,132                 155,708         180,904
                                 ---------       ---------               ---------       ---------
Weighted average common
 shares outstanding-Diluted      5,914,424       6,001,897               5,953,246       5,990,503
                                 =========       =========               =========       =========

Net earnings per share-Basic     $    0.46       $    0.40               $    1.29       $    1.26
                                    ======          ======                  ======          ======

Net earnings per share-Diluted   $    0.45       $    0.39               $    1.26       $    1.23
                                    ======          ======                  ======          ======


	Weighted average options to purchase 75,000 shares of common stock were outstanding at September 30, 1999, June 30, 1999, March 31, 1999 and
September 30, 1998, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive. All options to purchase shares at June 30, 1998 and March 31, 1998 were included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share.

Note 3.	Securities

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income, net of related income tax effects. At
September 30, 1999 and December 31, 1998, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at September 30, 1999 and December 31, 1998 were as follows:



                                         Amortized     Estimated       Carrying
At September 30, 1999                      Cost       Market Value      Value
                                         ---------    ------------     --------
                                                     (In Thousands)
Securities held to maturity
 US Government agency obligations       $  13,008     $  12,630      $  13,008
 Other corporate obligations                5,011         4,797          5,011
                                          -------       -------        -------
   Total securities held to maturity    $  18,019     $  17,427      $  18,019
                                          =======       =======        =======
Securities available for sale
 US Treasury obligations                $  19,988     $  20,164      $  20,164
 US Government agency obligations          90,452        88,198         88,198
 Other corporate obligations               58,880        57,600         57,600
 Mortgage-backed securities:
  FNMA                                      5,108         5,100          5,100
  FHLMC                                     1,596         1,573          1,573
  GNMA                                        886           928            928
  SBA                                         421           422            422
                                          -------       -------        -------
   Total mortgage-backed securities         8,011         8,023          8,023
 Mutual Funds                               7,063         7,010          7,010
 Marketable equity securities              13,125        12,797         12,797
                                          -------       -------        -------
   Total securities available for sale  $ 197,519     $ 193,792      $ 193,792
                                          =======       =======        =======


                                         Amortized     Estimated       Carrying
At December 31, 1998                       Cost       Market Value      Value
                                         ---------    ------------     --------
                                                     (In Thousands)
Securities held to maturity
 US Government agency obligations       $  17,265     $  17,495      $  17,265
 Other corporate obligations                5,012         5,053          5,012
                                          -------       -------        -------
   Total securities held to maturity    $  22,277     $  22,548      $  22,277
                                          =======       =======        =======
Securities available for sale
 US Treasury obligations                $  82,521     $  83,716      $  83,716
 US Government agency obligations          55,961        55,998         55,998
 Other corporate obligations               46,593        46,457         46,457
 Mortgage-backed securities:
  FNMA                                      7,045         7,031          7,031
  FHLMC                                     2,876         2,853          2,853
  GNMA                                      1,190         1,246          1,246
  SBA                                         552           568            568
                                          -------       -------        -------
   Total mortgage-backed securities        11,663        11,698         11,698
 Mutual Funds                               6,326         6,402          6,402
 Marketable equity securities              14,122        15,494         15,494
                                          -------       -------        -------
   Total securities available for sale  $ 217,186     $ 219,765      $ 219,765
                                          =======       =======        =======

Note 4.	Loans

        Loans consist of the following at:


                                          September 30,     December 31,
                                             1999              1998
                                          -------------     ------------
                                                  (In Thousands)

Commercial, financial and agricultural      $  42,263         $  48,418
Real estate-residential                       313,629           292,059
Real estate-commercial                        137,188           146,093
Real estate-multifamily                        38,687            36,184
Real estate-construction and
 land development                               2,917             2,281
Installment                                     6,277             7,809
Other                                          23,619            22,855
                                              -------           -------
  Total loans                                 564,580           555,699
Less:
 Unearned income                               (1,358)           (1,506)
 Allowance for possible loan losses            (7,063)           (7,122)
                                              -------           -------
  Net loans                                 $ 556,159         $ 547,071
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

	Changes in the allowance for possible loan losses are as follows:


                                              Three months ended     Nine months ended
                                                September 30,          September 30,
                                              ------------------     -----------------
                                               1999        1998       1999       1998
                                              ------      ------     ------     ------
                                                (In Thousands)         (In Thousands)

Balance, beginning of period                 $ 7,170     $ 7,327    $ 7,122    $ 7,651
Provision for possible loan losses                 0         250         50        775
Loans charged off                               (128)       (155)      (425)    (1,331)
Recoveries of loans previously charged off        21          92        316        419
                                               -----       -----      -----      -----
Balance, end of period                       $ 7,063     $ 7,514    $ 7,063    $ 7,514
                                               =====       =====      =====      =====


	Information with respect to impaired loans consisted of the following at:


                                            September 30,    December 31,
                                                1999            1998
                                            -------------    ------------
                                                    (In Thousands)

Recorded investment in impaired loans         $   980          $  1,556
                                                =====            ======

Impaired loans with specific loss allowances  $   980          $  1,556
                                                =====            ======

Loss allowances reserved on impaired loans    $   326          $    233
                                                =====            ======



	  The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $1,101,000 and $3,607,000 for the nine months ended September 30, 1999 and 1998, respectively. During the three and nine months ended
September 30, 1999 and 1998, the Company recognized no income on impaired loans.

Note 5.	Interest Bearing Deposits

        Interest bearing deposits consist of the following at:


                                  September 30,   December 31,
                                      1999           1998
                                  -------------   -----------
                                        (In Thousands)

NOW accounts                        $ 199,379       $ 203,068
Savings accounts                       90,173          87,150
Money market deposit accounts          18,396          19,659
Time certificates                     245,202         266,901
                                      -------         -------
                                    $ 553,150       $ 576,778
                                      =======         =======


Note 6.	Supplemental Disclosures of Cash Flow Information


                                              Three months ended      Nine months ended
                                                September 30,            September 30,
                                              --------------------    -------------------
                                                1999        1998        1999       1998
                                              --------    --------    --------   --------
                                                 (In Thousands)          (In Thousands)

Cash paid for interest                       $   7,009   $   7,152   $  20,804  $  20,347
Income taxes paid                                  850         552       2,875      2,807
Non-cash investing activities:
 Real estate acquired in settlement of loans       113         384         758        509


                  Granite State Bankshares, Inc. and Subsidiary
                          Part I - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and
                          Results of Operations
                            September 30, 1999

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

	The Company has made, and may continue to make, various forward-looking statements with respect to its financial condition and results of operations. The Company cautions that these forward-looking statements, which are based on various assumptions (some of which are beyond the Company's control), are subject to numerous risks and uncertainties and that statements for periods subsequent to September 30, 1999 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, the ability of the Company and its competitors, vendors and customers to respond effectively to issues related to the Year 2000, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity. The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

	Total assets decreased by $26,860,000 or 3.06%, from $878,147,000 at December 31, 1998 to $851,287,000 at September 30, 1999. The decrease in assets resulted primarily from outflows of deposit liabilities and included decreases in cash and due from banks, interest bearing deposits in other banks, securities held to maturity and securities available for sale, partially offset by increases in net loans and other assets.

        Cash and due from banks decreased $5,199,000, from $23,506,000 at December 31, 1998 to $18,307,000 at September 30, 1999. Additionally, interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, decreased $4,732,000, from $19,532,000 at December 31, 1998 to $14,800,000 at September 30, 1999. Interest bearing deposits with other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. Proceeds from the decreases in interest bearing deposits with other banks and cash and due from banks were primarily used to fund deposit outflows and increases in net loans.

	Securities held to maturity decreased $4,258,000, from $22,277,000 at December 31, 1998 to $18,019,000 at September 30, 1999. Securities available for sale decreased $25,973,000 from $219,765,000 at December 31, 1998 to
$193,792,000 at September 30, 1999. Proceeds from decreases in securities held to maturity and securities available for sale were primarily used to fund deposit outflows as well as increases in net loans.

	Net loans were $556,159,000 at September 30, 1999, an increase of $9,088,000 from $547,071,000 at December 31, 1998. The most significant changes in the loan portfolio related to residential real estate loans, commercial, financial and agricultural loans and commercial real estate loans. Residential real estate loans increased $21,570,000 to $313,629,000 or 55.55% of total loans outstanding at September 30, 1999 from $292,059,000 or 52.56% of total loans outstanding at December 31, 1998. The demand for residential real estate loans was strong during the first six months of 1999 and accounted for most of the increase in these loans. Loan demand, and therefore the pace of increase in residential real estate loans slowed during the third quarter of 1999 due primarily to increases in interest rates. The increase in residential real estate loans was partially offset by decreases in commercial, financial and agricultural loans and commercial real estate loans of $6,155,000 and $8,905,000, respectively. The decrease in commercial, financial and agricultural loans and commercial real estate loans related primarily to the pace of loan repayments and the highly competitive environment for attracting loans amongst financial institutions in the Company's market areas.

	Total deposits decreased $24,875,000, or 3.82%, from $650,487,000 at December 31, 1998 to $625,612,000 at September 30, 1999. The significant changes in deposits related to a decrease in time certificates and NOW accounts of $21,699,000 and $3,689,000, respectively, partially offset by an increase in savings accounts of $3,023,000. The decrease in time certificates related primarily to depositors looking to achieve higher yields by investing their funds in alternate investment products. The decrease in NOW accounts and increase in savings accounts related primarily to the timing of the cash needs of depositors.

Results of Operations

Net Earnings

	Net earnings for the three and nine months ended September 30, 1999 were $2,647,000 and $7,474,000, compared to $2,330,000 and $7,348,000 for the three and nine months ended September 30, 1998. Basic earnings per share were $.46 and $1.29 for the three and nine months ended September 30, 1999, compared to $.40 and $1.26 for the three and nine months ended September 30, 1998. Diluted earnings per share were $.45 and $1.26 for the three and nine months ended September 30, 1999 compared to $.39 and $1.23 for the three and nine months ended September 30, 1998. Included in net earnings were gains on sales of securities available for sale of $404,000 and $695,000, respectively, for the three and nine months ended September 30, 1999 compared to $481,000 and $2,380,000 for the three and nine months ended September 30, 1998. Earnings before income taxes, excluding gains on sales of securities available for sale, were $3,747,000 and $10,951,000 for the three and nine months ended September 30, 1999 compared to $3,125,000 and $8,911,000 for the three and nine months ended September 30, 1998, representing increases of 19.90% and 22.89%, respectively.

Interest and Dividend Income

	Interest and dividend income for the three and nine months ended September 30, 1999 was $14,932,000 and $44,555,000 compared to $14,842,000 and
$43,571,000 for the corresponding periods in 1998. The increase in interest and dividend income for the three and nine months ended September 30, 1999 compared to the three and nine months ended September 30, 1998 is primarily attributable to an increase in the average balance of interest earning assets of $44,733,000 and $71,152,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998, partially offset by a decrease in overall yield on interest earning assets to 7.30% and 7.40% for the three and nine months ended September 30, 1999 compared with 7.68% and 7.93% for the same periods in 1998. The decrease in overall yield on interest earning assets resulted from a continued decrease in the yield on loans to 8.00% and 8.12% for the three and nine months ended September 30, 1999 compared to 8.43% and 8.65% for the three and nine months ended September 30, 1998 and a decrease in the yield on securities and interest earning investments to 5.75% and 5.76% for the three and nine months ended September 30, 1999 compared to 5.88% and 6.06% for the three and nine months ended September 30, 1998. The decrease in loan yield is primarily due to a shift in the mix of loans from commercial real estate and commercial and industrial loans which comprised 31.78% and 36.39% of the loan portfolio at September 30, 1999 and September 30, 1998, respectively, to lower yielding residential real estate loans which comprised 55.55% and 50.52% of the loan portfolio at September 30, 1999 and September 30, 1998, respectively. The decrease in the yield on securities and interest earning assets was primarily the result of the continued low interest rate environment, which caused proceeds from securities which matured or were called, to be reinvested at lower rates.

Interest Expense

	Interest expense for the three and nine months ended September 30, 1999 was $6,977,000 and $20,722,000 compared to $7,161,000 and $20,476,000 for the corresponding periods in 1998. The decrease in interest expense for the three months ended September 30, 1999 compared to the same period in 1998 is primarily due to a decrease in the cost of interest bearing liabilities to 3.88% for the three months ended September 30, 1999 compared to 4.18% for the three months ended September 30, 1998, partially offset by an increase in the average balance of total interest bearing liabilities of $34,062,000. The increase in interest expense for the nine months ended September 30, 1999 compared to the same period in 1998 is primarily due to an increase in the average balance of total interest bearing liabilities of $52,674,000, partially offset by a decrease in the cost of those liabilities to 3.91% for the nine months ended September 30, 1999 compared to 4.17% for the nine months ended September 30, 1998. Average balances of savings deposits increased $12,524,000 and $11,895,000 while average time deposits decreased $14,201,000 and $9,394,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The average cost of savings deposits decreased to 2.41% and 2.39%, for the three and nine months ended September 30, 1999 compared to 2.61% and 2.63%, for the three and nine months ended September 30, 1998, while the cost of time deposits was 5.18% and 5.25%, respectively, for the three and nine months ended September 30, 1999 compared to 5.55% and 5.57% for the same periods in 1998. The average balance of other borrowed funds increased $35,739,000 and $50,173,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998, partially offset by a decrease in the cost of those borrowings to 4.71% for both the three and nine months ended September 30, 1999 compared to 5.06% and 4.98% for the same periods in 1998.

Net Interest and Dividend Income

	Net interest and dividend income increased by $274,000 and $738,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998. The increase for the three and nine months ended September 30, 1999 compared to the same periods in 1998 is primarily due to an increase in net interest earning assets of $10,671,000 and $18,477,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998, partially offset by a decrease in net interest rate spread from 3.50% and 3.77% for the three and nine months ended September 30, 1998 to 3.42% and 3.49% for the three and nine months ended September 30, 1999. The net yield on interest earning assets decreased from 3.98% and 4.21% for the three and nine months ended September 30, 1998 to 3.89% and 3.96% for the three and nine months ended September 30, 1999.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three and nine months ended September 30, 1999 was $0 and $50,000, compared to $250,000 and $775,000 for the three and nine months ended September 30, 1998. The decrease in the provision for the three and nine months ended September 30, 1999, compared to the same periods in 1998, is primarily related to a change in the mix of loans to residential real estate loans, which accounted for 55.55% of the total loan portfolio at September 30, 1999 compared to 50.52% at September 30, 1998, while commercial real estate and commercial and industrial loans accounted for 31.78% of the total loan portfolio at September 30, 1999 compared to 36.39% at September 30, 1998. Also contributing to the decrease in the provision was a decrease of $4,132,000 in nonperforming loans to $2,012,000 at September
30, 1999 compared to $6,144,000 at September 30, 1998. Additionally, the level of net charge-offs for the three and nine months ended September 30, 1999 was $107,000 and $109,000, compared to $63,000 and $912,000, for the corresponding periods a year ago.

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

Noninterest Income

        Noninterest income for the three and nine months ended September 30, 1999 totaled $1,651,000 and $4,239,000, compared to $1,735,000 and
$5,955,000 for the same periods in 1998. The decrease of $84,000 and $1,716,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998 relates primarily to a decrease in net gains on sales of securities available for sale of $77,000 and $1,685,000 for the three and nine months ended September 30, 1999 compared to the same periods in 1998.

Noninterest Expense

	Noninterest expense for the three months ended September 30, 1999 decreased $105,000 or 1.89% to $5,455,000 compared to $5,560,000 for the same period a year earlier. Noninterest expense for the nine months ended September 30, 1999 decreased $608,000 or 3.58% to $16,376,000 compared to $16,984,000 for the same period a year earlier. The decrease for the three months ended September 30, 1999 compared to the same period in 1998 related primarily to a decrease in other noninterest expenses of $315,000, partially offset by an increase in salaries and benefits expense of $117,000 and other real estate owned expense of $166,000. The decrease for the nine months ended September 30, 1999, compared to the same period in 1998 relates primarily to a decrease of $705,000 in other noninterest expenses, partially offset by an increase in other real estate owned expense of $172,000. The decrease in other noninterest expenses for the three and nine months ended September 30, 1999 compared to the same periods in 1998 related primarily to additional efficiencies realized from the merger with Primary Bank, which was completed after the close of business on October 31, 1997 and the related data processing system conversion completed during the first quarter of 1998. The increase in salaries and benefits expense for the three months ended September 30, 1999 compared to the same period in 1998 related primarily to an increase in health care costs for 1999. The increase in other real estate owned expense for the three and nine months ended September 30, 1999 compared to the same periods in 1998 is primarily the result of writedowns and other costs associated with the disposal of certain properties held in other real estate owned.

Income Taxes

	Income tax expense for the three and nine months ended September 30, 1999 was $1,504,000 and $4,172,000, compared with $1,276,000 and $3,943,000 for the same periods in 1998. Income tax expense as a percentage of earnings before income taxes was 36.23% and 35.82% for the three and nine months ended September 30, 1999 and 35.39% and 34.92% for the three and nine months ended September 30, 1998.

Risk Elements

	Total nonperforming loans decreased from $3,013,000 or 0.54% of total loans, at December 31, 1998, to $2,012,000 or 0.36% of total loans, at September 30, 1999. During the same period, other real estate owned, decreased from $1,601,000 to $1,373,000. The allowance for possible loan losses as a percent of total nonperforming loans was 351.04% at September 30, 1999, compared with 236.38% at December 31, 1998.

	As shown in the following table, nonperforming assets as a percentage of total assets were 0.40% and 0.53%, as of September 30, 1999 and December 31, 1998, respectively.


                                       September 30, 1999    December 31, 1998
                                       ------------------    -----------------
                                                   ($ in Thousands)
Loans 90 days or more past due
 and still accruing                       $      162            $     146
                                               =====                =====

Nonaccrual/nonperforming loans            $    2,012            $   3,013

Other real estate owned                        1,373                1,601
                                               -----                -----
  Total nonperforming assets              $    3,385            $   4,614
                                               =====                =====

Allowance for possible loan losses        $    7,063            $   7,122

Nonperforming loans as a percent of
 total loans                                   0.36%                0.54%

Allowance for possible loan losses
 as a percent of total nonperforming
  loans                                      351.04%              236.38%

Nonperforming assets as a percent of
 total assets                                  0.40%                0.53%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At September 30, 1999, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $80,574,000, with an additional available borrowing capacity of approximately $252,814,000; interest bearing deposits with other banks were $14,800,000 and securities available for sale were $193,792,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $192,004,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $8,023,000, is approximately 54 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

Capital Resources

	Under the Federal Reserve Board's guidelines, bank holding companies such as the Company currently are required to maintain a minimum ratio of qualifying total capital to total assets and off-balance sheet instruments, as adjusted to reflect their relative credit risks, of 8.0 percent. At least one-half of total capital must be comprised of common equity, retained earnings, non -cumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill ("Tier I capital").

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at September 30, 1999 and December 31, 1998.

	Substantially similar rules have been issued by the FDIC with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At September 30, 1999 and December 31, 1998, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at September 30, 1999, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At September 30, 1999 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                              September 30, 1999
                                            ----------------------
                                            Subsidiary
                                               Bank       Company
                                            ----------   ---------

Tier I leverage capital to average assets      8.21%        8.33%

Tier I capital to risk-weighted assets        12.96%       13.15%

Total capital to risk-weighted assets         14.21%       14.40%


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

	The Company has developed a Year 2000 Policy Statement which was approved by the Company's Board of Directors and is utilizing both internal and external resources to identify, correct and test the systems for Year 2000 compliance. The Year 2000 Policy Statement contains a phases approach which includes the following phases: awareness, inventory, assessment, renovation, validation, implementation and post implementation. As of September 30, 1999, the Company has substantially completed the assessment, renovation, validation and implementation phases. The Company has substantially completed any necessary corrections, vendor reprogramming and testing efforts which will allow adequate time for any potential modifications in 1999. The Company is currently in the final stages of the post-implementation phase. During this phase of the Plan, the contingency plans will be tested in order to determine if the established alternative operating procedures will work during a worst case scenario. To date, the Company has received a warranty of compliance from its processing vendor for loans, deposits and related products. Additionally, letters have been received from the Company's remaining critical vendors that plans have been developed to address the Year 2000 issue. All of these efforts are being coordinated through a Year 2000 committee which is chaired by the Company's Chief Operations Officer and includes a representative from the subsidiary bank's Board of Directors. The Chief Operations Officer reports periodically to the Company's and the subsidiary bank's Board of Directors with respect to the Year 2000 committee's efforts. Management's estimate of the incremental costs related to the Year 2000 compliance are approximately $200,000 to $240,000, of which approximately $160,000 has been incurred through September 30, 1999. The remaining Year 2000 costs are expected to be incurred in the last quarter of 1999.

	The Company reviewed its loan relationships over $250,000 and assessed a Year 2000 compliance risk for each customer. The risk assessment consisted of a detailed questionnaire relating to the customer's Year 2000 efforts and resulted in the assignment of risk levels of low, medium and high risk for noncompliance with the Year 2000. The review of borrowers included the respective borrower's customer base and the likelihood of their noncompliance. The Company has completed a review of all borrowing relationships assigned with a medium or high risk for noncompliance with Year 2000 issues. As a result of this review, it was determined that there was no specific risk or significant loss exposure that could be identified at this time resulting from the Year 2000. The Company has also incorporated this review into the approval process for all new borrowing relationships. In addition to the analyses of the loan relationships, the Company's subsidiary bank has also identified deposit customers and customers from whom the Company borrows short-term funds in the form of securities sold under agreements to repurchase with balances greater than $250,000 in order to determine an estimate of additional liquidity that may be needed as a result of the Year 2000 project. Although no assurances can be given, based on the Company's review of significant deposit and borrowing relationships as of September 30, 1999, management believes these relationships will not have a material adverse affect on the Company's liquidity, financial condition or results of operations.

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


                                           Granite State Bankshares, Inc. and Subsidiary
                                     Consolidated Quarterly Average Balances and Interest Rates
                                                        ($ in Thousands)


                                                         1999 QTD                                1998 QTD
                             -----------------------------------------------------------    -----------------
                               Third Quarter       Second Quarter       First Quarter        Fourth Quarter
                             Avg. Bal.    Rate    Avg. Bal.    Rate    Avg. Bal.    Rate    Avg. Bal.    Rate
                             ---------   -----    ---------   -----    ---------   -----    ---------   -----
Assets:
  Loans                     $  560,027   8.00%   $  556,014   8.14%   $  557,245   8.22%   $  550,627   8.25%
  Securities and
   interest earning
    investments                251,276   5.75%      241,779   5.74%      250,600   5.78%      250,425   5.72%
                               -------              -------              -------              -------
    Total interest
     earning assets            811,303   7.30%      797,793   7.42%      807,845   7.47%      801,052   7.46%

  Noninterest earning
   assets                       58,521               59,725               56,931               60,832
  Allowance for possible
   loan losses                  (7,164)              (7,198)              (7,133)              (7,565)
                               -------              -------              -------              -------
    Total Assets            $  862,660           $  850,320           $  857,643           $  854,319
                               =======              =======              =======              =======

Liabilities and
 stockholders' equity:
  Savings deposits          $  307,948   2.41%   $  309,037   2.38%   $  302,555   2.37%   $  302,579   2.47%
  Time deposits                251,675   5.18%      259,576   5.22%      264,321   5.36%      267,443   5.49%
  Other borrowed funds         153,121   4.71%      133,366   4.72%      146,797   4.69%      135,860   4.64%
                               -------              -------              -------              -------
    Total int. bearing
     liabilities               712,744   3.88%      701,979   3.88%      713,673   3.96%      705,882   4.03%

  Noninterest bearing
   deposits                     75,088               72,709               67,801               71,709
  Other liabilities              2,546                2,144                2,998                3,248
  Stockholders' equity          72,282               73,488               73,171               73,480
                               -------              -------              -------              -------
Total liab. and
 stockholders' equity       $  862,660           $  850,320           $  857,643           $  854,319
                               =======              =======              =======              =======

Interest rate spread                     3.42%                3.54%                3.51%                3.43%
                                         =====                =====                =====                =====

Net average earning
 balance / Net yield on
  interest earning assets   $   98,559   3.89%   $   95,814   4.01%   $   94,172   3.97%   $   95,170   3.90%
                                ======   =====       ======   =====       ======   =====       ======   =====


                                                         1998 QTD                                1997 QTD
                             -----------------------------------------------------------    -----------------
                               Third Quarter       Second Quarter       First Quarter        Fourth Quarter
                             Avg. Bal.    Rate    Avg. Bal.    Rate    Avg. Bal.    Rate    Avg. Bal.    Rate
                             ---------   -----    ---------   -----    ---------   -----    ---------   -----
Assets:
  Loans                     $  542,139   8.43%   $  539,783   8.62%   $  513,365   8.91%   $  499,316   8.93%
  Securities and
   interest earning
    investments                224,431   5.88%      182,375   5.91%      200,856   6.40%      232,678   6.23%
                               -------              -------              -------              -------
    Total interest
     earning assets            766,570   7.68%      722,158   7.93%      714,221   8.20%      731,994   8.07%

  Noninterest earning
   assets                       65,235               77,019               79,945               77,425
  Allowance for possible
   loan losses                  (7,385)              (7,532)              (7,749)              (7,248)
                               -------              -------              -------              -------
    Total Assets            $  824,420           $  791,645           $  786,417           $  802,171
                               =======              =======              =======              =======

Liabilities and
 stockholders' equity:
  Savings deposits          $  295,424   2.61%   $  299,353   2.63%   $  289,066   2.65%   $  288,095   2.60%
  Time deposits                265,876   5.55%      258,483   5.54%      279,405   5.63%      290,428   5.67%
  Other borrowed funds         117,382   5.06%       88,977   4.94%       76,021   4.90%       79,722   5.03%
    Total int. bearing         -------              -------              -------              -------
     liabilities               678,682   4.18%      646,813   4.11%      644,492   4.21%      658,245   4.25%

  Noninterest bearing
   deposits                     70,014               69,895               66,622               70,227
  Other liabilities              3,130                3,108                5,787                7,095
  Stockholders' equity          72,594               71,829               69,516               66,604
                               -------              -------              -------              -------
Total liab. and
 stockholders' equity       $  824,420           $  791,645           $  786,417           $  802,171
                               =======              =======              =======              =======

Interest rate spread                     3.50%                3.82%                3.99%                3.82%
                                         =====                =====                =====                =====

Net average earning
 balance / Net yield on
  interest earning assets   $   87,888   3.98%   $   75,345   4.25%   $   69,729   4.41%   $   73,749   4.25%
                                ======   =====       ======   =====       ======   =====       ======   =====


                  Granite State Bankshares, Inc. and Subsidiary
                Part I  Item 3 and  Part II - Other Information
                              September 30, 1999

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

	None

Item 5.	Other Information

	None

Item 6. Exhibits and Reports on Form 8-K

	1.	Exhibits

		27	Financial Data Schedule

	2.	Reports on Form 8-K

		None.


                   SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

		GRANITE STATE BANKSHARES, INC.



                           /s/ Charles W. Smith
                           ________________________________________
Dated: November 10, 1999   By:     Charles W. Smith
                                   Chairman and
                                   Chief Executive Officer


                           /s/ William G. Pike
                           ________________________________________
Dated: November 10, 1999   By:     William G. Pike
                                   Executive Vice President and
                                   Chief Financial Officer