Form 10-Q
period 2000-03-31
GRANITE STATE BANKSHARES INC
filed 2000-05-11
CIK 792360

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934


                   For quarterly period ended March 31, 2000

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2000 was 5,658,447, $1.00 par value per share.

                                     INDEX

                 Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                            Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        March 31, 2000 and December 31, 1999                                3

        Consolidated Statements of Earnings
        Three months ended March 31, 2000 and 1999                          4

        Consolidated Statements of Comprehensive Income
        Three months ended March 31, 2000 and 1999                          5

        Consolidated Statements of Cash Flows
        Three months ended March 31, 2000 and 1999                          6

        Notes to Unaudited Consolidated Financial Statements                7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          12

Item 3. Quantitative and Qualitative Disclosures About Market Risk         19

Part II	Other Information

Item 1. Legal Proceedings                                                  19

Item 2. Changes in Securities                                              19

Item 3. Defaults upon Senior Securities                                    19

Item 4. Submission of Matters to a Vote of Security Holders                19

Item 5. Other Information                                                  19

Item 6. Exhibits and Reports on Form 8-K                                   19

Signatures                                                                 20


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Financial Condition

                                                       March 31,    December 31,
($ in thousands, except par values)                      2000           1999
                                                      ----------    ------------
                                                             (Unaudited)
ASSETS

Cash and due from banks                              $    20,637     $    18,575
Interest bearing deposits in other banks,
 at cost which approximates market value                   3,955           4,402
Securities available for sale (amortized cost
 $209,874 at March 31, 2000 and $222,673 at
  December 31, 1999)                                     201,494         215,572
Securities held to maturity (market value
 $17,231 at March 31, 2000 and $17,232 at
  December 31, 1999)                                      18,016          18,017
Stock in Federal Home Loan Bank of Boston                  7,201           7,201
Loans held for sale                                           67             479

Loans                                                    571,299         568,694
 Less: Unearned income                                    (1,200)         (1,248)
       Allowance for possible loan losses                 (7,025)         (7,032)
                                                         -------         -------
       Net loans                                         563,074         560,414

Premises and equipment                                    16,552          16,967
Other real estate owned                                    1,173           1,288
Other assets                                              26,487          24,762
                                                         -------         -------
       Total assets                                  $   858,656     $   867,677
                                                         =======         =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                            $   561,701     $   555,222
Noninterest bearing deposits                              77,492          72,796
                                                         -------         -------
       Total deposits                                    639,193         628,018

Securities sold under agreements to repurchase            64,350          75,042
Other borrowings                                          80,551          90,563
Other liabilities                                          3,877           3,685
                                                         -------         -------
       Total liabilities                                 787,971         797,308

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 shares issued at
  March 31, 2000 and December 31, 1999                     6,790           6,790
Additional paid-in capital                                37,806          37,919
                                                         -------         -------
                                                          44,596          44,709
Accumulated other comprehensive loss                      (5,088)         (4,312)
Retained earnings                                         41,464          39,870
                                                         -------         -------
                                                          80,972          80,267
Less: Treasury stock, at cost, 1,067,889 and
 1,039,089 shares at March 31, 2000 and
  December 31, 1999, respectively                         (9,856)         (9,418)
      Unallocated common stock acquired by
       the ESOP                                              (36)            (36)
      Unearned restricted stock                             (395)           (444)
                                                         -------         -------
       Total stockholders' equity                         70,685          70,369
                                                         -------         -------
       Total liabilities and stockholders' equity    $   858,656     $   867,677
                                                         =======         =======

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                      Consolidated Statements of Earnings




                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
($ in thousands, except per share data)                      2000         1999
                                                           --------     --------
                                                               (Unaudited)
Interest and dividend income:
    Loans                                                 $  11,434    $  11,296
    Debt securities available for sale                        3,213        2,801
    Marketable equity securities available for sale             183          182
    Securities held to maturity                                 289          382
    Dividends on Federal Home Loan Bank of Boston stock         125          114
    Other interest                                               70           95
                                                             ------       ------
                                                             15,314       14,870
Interest expense:
    Deposits                                                  5,228        5,263
    Securities sold under agreements to repurchase              941          637
    Other borrowings                                          1,214        1,062
                                                             ------       ------
                                                              7,383        6,962
                                                             ------       ------
      Net interest and dividend income                        7,931        7,908
Provision for possible loan losses                               30           50
                                                             ------       ------
      Net interest and dividend income after
       provision for possible loan losses                     7,901        7,858

Noninterest income:
    Customer account fees and service charges                   693          628
    Mortgage service fees                                       113          125
    Net gains on sales of securities available for sale           6            5
    Net gains on sales of loans                                  58          153
    Other                                                       402          203
                                                             ------       ------
                                                              1,272        1,114

Noninterest expense:
    Salaries and benefits                                     2,920        2,909
    Occupancy and equipment                                   1,079        1,086
    Other real estate owned                                      41           90
    Other                                                     1,240        1,361
                                                             ------       ------
                                                              5,280        5,446
                                                             ------       ------
    Earnings before income taxes                              3,893        3,526
Income taxes                                                  1,384        1,256
                                                             ------       ------
      Net earnings                                        $   2,509    $   2,270
                                                             ======       ======

Shares used in computing net earnings per share:
      Basic                                               5,704,777    5,830,661
      Diluted                                             5,752,907    5,978,915

Net earnings per share -basic                             $    0.44    $    0.39

Net earnings per share -diluted                           $    0.44    $    0.38

Cash dividends declared per share                         $    0.16    $    0.14

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Comprehensive Income




                                                                    Three Months Ended
                                                                        March 31,
($ in thousands)                                                   --------------------
                                                                     2000       1999
                                                                   --------    --------
                                                                       (Unaudited)

     Net earnings                                                 $   2,509   $   2,270
       Other comprehensive income (loss):
         Unrealized holding losses arising during the period         (1,273)     (1,865)
         Related income tax effects                                     501         720
                                                                     ------      ------
           Net unrealized holding losses, net of related
              income tax effects                                       (772)     (1,145)
                                                                     ------      ------
     Less: reclassification adjustment for gains realized
        in net earnings:
         Realized gains                                                  (6)         (5)
         Related income tax effects                                       2           2
                                                                     ------      ------
           Net reclassification adjustment                               (4)         (3)
                                                                     ------      ------
           Total other comprehensive loss                              (776)     (1,148)
                                                                     ------      ------
     Comprehensive Income                                         $   1,733   $   1,122
                                                                     ======      ======

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Cash Flows

                                                               Three Months Ended
                                                                   March 31,
                                                               -------------------
Increase (decrease) in cash  ($ In Thousands)                    2000       1999
                                                               --------   --------
                                                                   (Unaudited)
Cash flows from operating activities:

   Net earnings                                               $   2,509  $   2,270
   Adjustments to reconcile net earnings to net cash
    provided by operating activities
    Provision for possible loan losses                               30         50
    Provision for depreciation and amortization                     591        595
    Net amortization of security discounts and premiums               8         56
    Provision for loss on other real estate owned                    50
    Realized gains on sales of securities available
     for sale, net                                                   (6)        (5)
    Loans originated for sale                                    (2,493)    (6,324)
    Proceeds from sale of loans originated for sale               2,963      6,762
    Realized gains on sales of loans                                (58)      (153)
    Decrease in unearned income                                     (48)       (19)
    Realized (gains) losses on sales of other real
     estate owned                                                    25         (1)
    Deferred income taxes (benefits)                                (48)       654
    (Increase) decrease in other assets                          (1,272)       206
    Increase (decrease) in other liabilities                         83        (95)
    Decrease in unearned restricted stock                            49         75
                                                                 ------     ------
      Net cash provided by operating activities                   2,383      4,071

Cash flows from investing activities:

    Proceeds from maturities and calls of securities
     held to maturity                                                        4,300
    Proceeds from sales of securities available for sale         12,507
    Proceeds from maturities and calls of securities
     available for sale                                                     15,000
    Purchase of securities available for sale                       (52)    (5,509)
    Principal payments received on securities available
     for sale                                                       343      1,613
    Loan originations, net of repayments                         (2,722)    (1,437)
    Purchase of premises and equipment                              (78)      (549)
    Proceeds from sales of other real estate owned                  120        363
    Net decrease in interest-bearing deposits in other
     banks                                                          447      2,670
                                                                 ------     ------
      Net cash provided by investing activities                  10,565     16,451

Cash flows from financing activities:

    Net increase (decrease) in demand, NOW, money market
     deposit and savings accounts                                12,784     (3,705)
    Net decrease in time certificates                            (1,609)    (5,147)
    Net decrease in securities sold under agreements
     to repurchase                                              (10,692)   (16,165)
    Net decrease in other borrowings                            (10,012)       (11)
    Reissuance of common stock from treasury                         33        216
    Purchase of treasury stock                                     (584)    (1,030)
    Dividends paid on common stock                                 (806)      (737)
                                                                 ------     ------
      Net cash used in financing activities                     (10,886)   (26,579)
                                                                 ------     ------
      Net increase (decrease) in cash and due from banks          2,062     (6,057)
Cash and due from banks at beginning of period                   18,575     23,506
                                                                 ------     ------
Cash and due from banks at end of period                      $  20,637  $  17,449
                                                                 ======     ======

See accompanying notes to unaudited consolidated financial statements.


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1.  Financial Statements
             Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2000

Note 1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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


                                     Three Months Ended
                                         March 31,
                                     --------------------
                                       2000           1999
                                     --------       --------
                          ($ in Thousands, except per share data)

Net earnings                        $   2,509      $   2,270
                                       ======         ======
Weighted average common
 shares outstanding-Basic           5,704,777      5,830,661

Dilutive effect of stock
 options and restricted stock
  awards computed using the
   treasury stock method               48,130        148,254
                                    ---------      ---------
Weighted average common
 shares outstanding-Diluted         5,752,907      5,978,915
                                    =========      =========

Net earnings per share-Basic        $    0.44      $    0.39
                                        =====          =====

Net earnings per share-Diluted      $    0.44      $    0.38
                                        =====          =====


	Weighted average options to purchase 99,750 and 75,000 shares of common stock were outstanding at March 31, 2000 and March 31, 1999, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Note 3.	Securities

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive loss, net of related income tax effects. At March 31, 2000 and December 31, 1999, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at March 31, 2000 and December 31, 1999 were as follows:


                                         Amortized     Estimated      Carrying
At March 31, 2000                          Cost       Market Value     Value
                                         ---------    ------------    --------
                                                     (In Thousands)
Securities held to maturity
 US Government agency obligations       $   13,006   $   12,506      $  13,006
 Other corporate obligations                 5,010        4,725          5,010
                                            ------       ------         ------
  Total securities held to maturity     $   18,016   $   17,231      $  18,016
                                            ======       ======         ======
Securities available for sale
 US Treasury obligations                $    7,489   $    7,467      $   7,467
 US Government agency obligations          105,455      101,613        101,613
 Other corporate obligations                71,829       68,666         68,666
 Mortgage-backed securities:
  FNMA                                       4,562        4,550          4,550
  FHLMC                                      1,420        1,411          1,411
  GNMA                                         860          888            888
  SBA                                          365          361            361
                                           -------      -------        -------
   Total mortgage-backed securities          7,207        7,210          7,210
 Mutual Funds                                7,201        7,039          7,039
 Marketable equity securities               10,693        9,499          9,499
                                           -------      -------        -------
   Total securities available for sale  $  209,874   $  201,494      $ 201,494
                                           =======      =======        =======

                                         Amortized     Estimated      Carrying
At December 31, 1999                       Cost       Market Value     Value
                                         ---------    ------------    --------
                                                     (In Thousands)
Securities held to maturity
 US Government agency obligations       $   13,007   $   12,525      $  13,007
 Other corporate obligations                 5,010        4,707          5,010
                                            ------       ------         ------
  Total securities held to maturity     $   18,017   $   17,232      $  18,017
                                            ======       ======         ======
Securities available for sale
 US Treasury obligations                $   19,988   $   20,031      $  20,031
 US Government agency obligations          105,454      102,026        102,026
 Other corporate obligations                71,824       69,424         69,424
 Mortgage-backed securities:
  FNMA                                       4,772        4,748          4,748
  FHLMC                                      1,526        1,505          1,505
  GNMA                                         870          910            910
  SBA                                          397          398            398
                                           -------      -------        -------
   Total mortgage-backed securities          7,565        7,561          7,561
 Mutual Funds                                7,149        7,024          7,024
 Marketable equity securities               10,693        9,506          9,506
                                           -------      -------        -------
   Total securities available for sale  $  222,673   $  215,572      $ 215,572
                                           =======      =======        =======

Note 4.	Loans

    Loans consist of the following at:

                                           March 31,    December 31,
                                             2000           1999
                                           ---------    ------------
                                               (In Thousands)

Commercial, financial and agricultural    $   41,909    $    41,837
Real estate-residential                      358,353        356,368
Real estate-commercial                       137,384        136,566
Real estate-construction and
 land development                              4,178          3,886
Installment                                    5,575          5,952
Other                                         23,900         24,085
                                             -------        -------
   Total loans                               571,299        568,694
Less:
 Unearned income                              (1,200)        (1,248)
 Allowance for possible loan losses           (7,025)        (7,032)
                                             -------        -------
   Net loans                              $  563,074    $   560,414
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

	Changes in the allowance for possible loan losses are as follows:


                                                Three months ended
                                                     March 31,
                                               --------------------
                                                 2000        1999
                                               --------    --------
                                                  (In Thousands)

Balance, beginning of period                  $   7,032   $   7,122
Provision for possible loan losses                   30          50
Loans charged off                                  (133)       (242)
Recoveries of loans previously charged off           96          95
                                                  -----       -----
Balance, end of period                        $   7,025   $   7,025
                                                  =====       =====



	Information with respect to impaired loans consisted of the following at:

                                               March 31,    December 31,
                                                 2000           1999
                                               ---------    ------------
                                                   (In Thousands)

Recorded investment in impaired loans         $    482     $      489
                                                  ====           ====

Impaired loans with specific loss allowances  $    482     $      489
                                                  ====           ====

Loss allowances reserved on impaired loans    $    252     $      252
                                                  ====           ====


	  The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $486,000 and $1,425,000 for the three months ended March 31, 2000 and 1999, respectively. During the three months ended March 31, 2000 and 1999, the Company recognized no income on impaired loans.

Note 5.	Interest Bearing Deposits

   Interest bearing deposits consist of the following at:


                                  March 31,    December 31,
                                    2000           1999
                                  ---------    ------------
                                      (In Thousands)

NOW accounts                     $  204,610   $   195,833
Savings accounts                     86,870        85,770
Money market deposit accounts        15,727        17,516
Time certificates                   254,494       256,103
                                    -------       -------
                                 $  561,701   $   555,222
                                    =======       =======


Note 6.	Supplemental Disclosures of Cash Flow Information


                                                 Three months ended
                                                      March 31,
                                                --------------------
                                                  2000        1999
                                                --------    --------
                                                   (In Thousands)

Cash paid for interest                         $   7,505   $   6,915
Income taxes paid                                    750         100
Non-cash investing activities:
 Real estate acquired in settlement of loans          80         541


                      Granite State Bankshares, Inc. and Subsidiary
                              Part I - Financial Information
Item 2.  Management's Discussion and Analysis of Financial Condition and
                              Results of Operations
                                  March 31, 2000

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

	Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), are subject to numerous risks and uncertainties and statements for periods subsequent to March 31, 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

	The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

	Total assets decreased by $9,021,000 or 1.04%, from $867,677,000 at December 31, 1999 to $858,656,000 at March 31, 2000. The decrease in assets resulted primarily from decreases in securities available for sale, partially offset by increases in cash and due from banks, net loans and other assets.

	Cash and due from banks increased $2,062,000, from $18,575,000 at December 31, 1999 to $20,637,000 at March 31, 2000. Interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, decreased $447,000, from $4,402,000 at December 31, 1999 to $3,955,000 at March 31, 2000. Interest bearing deposits with other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

	Securities available for sale decreased $14,078,000, from $215,572,000 at December 31, 1999 to $201,494,000 at March 31, 2000. Proceeds from decreases in securities available for sale were primarily used to fund decreases in securities sold under agreements to repurchase and other borrowings.

	Net loans were $563,074,000 at March 31, 2000, an increase of $2,660,000 from $560,414,000 at December 31, 1999. The most significant changes in the loan portfolio related to residential real estate loans and commercial real estate loans. Residential real estate loans increased $1,985,000 to $358,353,000 or 62.73% of total loans outstanding at March 31, 2000 from $356,368,000 or 62.66% of total loans outstanding at December 31, 1999. The increase in residential real estate loans is the result of an increase in 3 to 7 year adjustable rate loans as higher fixed interest rates encouraged borrowers into adjustable rate product. Commercial real estate loans increased $818,000.

	Total deposits increased $11,175,000, or 1.78%, from $628,018,000 at December 31, 1999 to $639,193,000 at March 31, 2000. The significant changes in deposits related to an increase in NOW accounts, demand deposits, and savings accounts of $8,777,000, $4,696,000 and $1,100,000, respectively, partially offset by a decrease in time certificates and money market deposit accounts of $1,609,000 and $1,789,000, respectively. The changes in the balances of NOW accounts, demand deposits, money market deposit accounts and savings accounts related primarily to the timing of the cash needs of depositors. The decrease in the time certificates related primarily to depositors looking to achieve higher yields by investing their funds in alternate investment products.

	Securities sold under agreements to repurchase decreased $10,692,000, from $75,042,000 at December 31, 1999 to $64,350,000 at March 31, 2000. Such
accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

	Other borrowings, which consist of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), decreased $10,012,000 to $80,551,000 at March 31, 2000 from $90,563,000 at December 31, 1999. The decrease related primarily to callable advances from the FHLB of $20,000,000 with interest at 4.18% per annum and a maturity date of March 2013, which were called by the FHLB and repaid in March 2000, partially offset by $10,000,000 of additional borrowings from the FHLB at an interest rate of 6.09% per annum with a maturity date of March 2010, callable at the option of the FHLB in March 2001 and quarterly thereafter until maturity.

Results of Operations

Net Earnings

	Net earnings for the three months ended March 31, 2000 were $2,509,000, compared to $2,270,000 for the three months ended March 31, 1999. Basic earnings per share were $.44 for the three months ended March 31, 2000, compared to $.39 for the three months ended March 31, 1999. Diluted earnings per share were $.44 for the three months ended March 31, 2000 compared to $.38 for the three months ended March 31, 1999.

Interest and Dividend Income

	Interest and dividend income for the three months ended March 31, 2000 increased by $444,000 to $15,314,000 compared to $14,870,000 for the corresponding period in 1999. The increase in interest and dividend income for the three months ended March 31, 2000 compared to the three months ended March 31, 1999 is primarily attributable to an increase in the average balance of interest earning assets of $11,349,000 to $819,194,000 for the three months ended March 31, 2000 compared to $807,845,000 for the three months ended March 31, 1999, as well as an increase in the overall yield on interest earning assets to 7.52% for the three months ended March 31, 2000 from 7.47% for the three months ended March 31, 1999. The increase in overall yield on interest earning assets resulted from a change in the mix of assets to higher yielding loans for the three months ended March 31, 2000 compared to March 31, 1999. The yield on loans decreased from 8.22% for the three months ended March 31, 1999 to 8.10% for the three months ended March 31, 2000, while the yield on securities and interest earning investments increased from 5.78% for the three months ended March 31, 1999 to 6.21% for the three months ended March 31, 2000. The decrease in loan yield is due to a shift in the mix of loans from commercial real estate and commercial and industrial loans which comprised 31.38% and 33.59% of the loan portfolio at March 31, 2000 and March 31, 1999, respectively, to lower yielding residential real estate loans which comprised 62.73% and 60.47% of the loan portfolio at March 31, 2000 and March 31, 1999, respectively. The increase in the yield on securities and interest earning assets was primarily the result of the higher interest rate environment that was prevalent during the second half of 1999 and the first quarter of 2000, which allowed proceeds from securities which matured or were sold, to be reinvested at higher interest rates.

Interest Expense

	Interest expense for the three months ended March 31, 2000 increased by $421,000 to $7,383,000 compared to $6,962,000 for the corresponding period in 1999. The increase in interest expense for the three months ended March 31, 2000 compared to the same period in 1999 is primarily due to an increase in the cost of interest bearing liabilities to 4.12% for the three months ended March 31, 2000 compared to 3.96% for the three months ended March 31, 1999 as well as an increase in the average balance of total interest bearing liabilities of $7,705,000, to $721,378,000 for the three months ended March 31, 2000 compared to $713,673,000 for the three months ended March 31, 1999. The average cost of savings deposits increased to 2.50% for the three months ended March 31, 2000 compared to 2.37% for the three months ended March 31, 1999, while the average cost of time deposits decreased to 5.27% for the three months ended March 31, 2000 compared to 5.36% for the same period in 1999. Average balances of savings deposits and time deposits decreased $2,500,000 and $7,564,000, respectively for the three months ended March 31, 2000 compared to the same period in 1999. The average cost of securities sold under agreements to repurchase and other borrowed funds increased to 5.27% for the three months ended March 31, 2000 compared to 4.69% for the three months ended March 31, 1999. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $17,769,000 for the three months ended March 31, 2000 compared to the same period in 1999.

Net Interest and Dividend Income

	Net interest and dividend income increased by $23,000 for the three months ended March 31, 2000 compared to the same period in 1999. The increase for the three months ended March 31, 2000 compared to the same period in 1999 is primarily due to an increase in net interest earning assets of $3,644,000, partially offset by a decrease in net interest rate spread from 3.51% for the three months ended March 31, 1999 to 3.40% for the three months ended March 31, 2000. The net yield on interest earning assets decreased from 3.97% for the three months ended March 31, 1999 to 3.89% for the three months ended March 31, 2000.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three months ended March 31, 2000 was $30,000, compared to $50,000 for the three months ended March 31, 1999. The decrease for the three months ended March 31, 2000, compared to the same period in 1999, is primarily related to the low level of net charge-offs for the three months ended March 31, 2000 compared with the same period a year ago. Net charge-offs for the three months ended March 31, 2000 was $37,000, compared to $147,000, for the corresponding period a year ago.

	The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the risks inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions and/or concentrations; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions; historical loan charge-off experience; and the results of bank regulatory examinations.

Noninterest Income

	Noninterest income for the three months ended March 31, 2000 totaled $1,272,000, compared to $1,114,000 for the same period in 1999. The increase of $158,000 relates primarily to increases in customer account fees and service charges of $65,000 and other noninterest income of $199,000, partially offset by a decrease in net gains on sales of loans of $95,000. The increase in customer account fees and service charges relates primarily to changes in certain fees and service charges for both commercial and retail customers which were implemented January 1, 2000. The increase in other noninterest income is primarily related to increases in the cash surrender value of life insurance policies. The decrease in net gains on sales of loans in the secondary mortgage market was as a result of a decrease in loans originated for and sold into the secondary mortgage market in 2000 compared to 1999, due to increases in interest rates in the latter part of 1999 and the first quarter of 2000, which slowed refinancing activity for residential real estate loans.

Noninterest Expense

	Noninterest expense for the three months ended March 31, 2000 decreased $166,000, or 3.05% to $5,280,000 as compared to $5,446,000 for the same period a year earlier. The decrease for the three months ended March 31, 2000, compared to the same period in 1999 relates primarily to decreases of $121,000 in other noninterest expenses and $49,000 in other real estate owned expense. The decrease in other real estate owned expense is due to the Bank continuing its effort to reduce the number of properties held in other real estate owned. The decrease in other noninterest expense is due to decreases in costs associated with advertising, year 2000 compliance, professional fees and printing and supplies.

Income Taxes

	Income tax expense for the three months ended March 31, 2000 was $1,384,000, compared with $1,256,000 for the same period in 1999. Income tax expense as a percentage of earnings before income taxes was 35.55% for the three months ended March 31, 2000 and 35.62% for the three months ended March 31, 1999.

Risk Elements

	Total nonperforming loans increased slightly from $1,516,000 or 0.27% of total loans, at December 31, 1999, to $1,745,000 or 0.31% of total loans, at March 31, 2000. During the same period, other real estate owned, decreased from $1,288,000 to $1,173,000. The allowance for possible loan losses as a percent of total nonperforming loans was 402.58% at March 31, 2000, compared with 463.85% at December 31, 1999.

	As shown in the following table, nonperforming assets as a percentage of total assets were 0.34% and 0.32%, as of March 31, 2000 and December 31, 1999, respectively.


                                            March 31, 2000    December 31, 1999
                                            --------------    -----------------
                                                    ($ in Thousands)
Loans 90 days or more past due
 and still accruing                        $      177        $         4
                                                 ====               ====

Nonaccrual/nonperforming loans             $    1,745        $     1,516

Other real estate owned                         1,173              1,288
                                                -----              -----
  Total nonperforming assets               $    2,918        $     2,804
                                                =====              =====

Allowance for possible loan losses         $    7,025        $     7,032

Nonperforming loans as a percent of
 total loans                                    0.31%              0.27%

Allowance for possible loan losses
 as a percent of total nonperforming loans    402.58%            463.85%

Nonperforming assets as a percent of total
 assets                                         0.34%              0.32%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At March 31, 2000, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $80,551,000, with an additional available borrowing capacity of approximately $236,759,000; interest bearing deposits with other banks were $3,955,000 and securities available for sale were $201,494,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $202,972,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $7,210,000, is approximately 64 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at March 31, 2000 and December 31, 1999.

        Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At March 31, 2000 and December 31, 1999, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at March 31, 2000, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At March 31, 2000 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                                    March 31, 2000
                                                ---------------------
                                                Subsidiary
                                                   Bank       Company
                                                ----------    -------

Tier I leverage capital to average assets          8.24%        8.45%

Tier I capital to risk-weighted assets            12.60%       12.91%

Total capital to risk-weighted assets             13.83%       14.14%


        Subsequent to quarter end, effective May 3, 2000, the Company announced that it had completed its Stock Repurchase Program of August 11, 1998, whereby the Company repurchased up to 5% of its common stock, or approximately 295,000 shares. At the same time, the Board of Directors authorized another Stock Repurchase Program whereby the Company may repurchase up to 10%, or approximately 566,000 shares, of its outstanding common shares, from time to time. Shares repurchased may be held in treasury, retired, or used for general corporate purposes.

Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                                  Granite State Bankshares, Inc. and Subsidiary
                                            Consolidated Quarterly Average Balances and Interest Rates
                                                               ($ in Thousands)


                                      2000                                         1999
                                -----------------    --------------------------------------------------------------
                                  First Quarter        Fourth Quarter        Third Quarter         Second Quarter
                                Avg. Bal.    Rate    Avg. Bal.     Rate    Avg. Bal.     Rate    Avg. Bal.     Rate
                                ---------   -----    ---------    -----    ---------    -----    ---------    -----
Assets:
  Loans                        $  567,743   8.10%   $  565,229    8.01%   $  560,027    8.00%   $  556,014    8.14%
  Securities and
   interest earning
    investments                   251,451   6.21%      255,355    5.96%      251,276    5.75%      241,779    5.74%
     Total interest               -------              -------               -------               -------
      earning assets              819,194   7.52%      820,584    7.37%      811,303    7.30%      797,793    7.42%

  Noninterest earning
   assets                          54,015               61,975                58,521                59,725
  Allowance for possible
   loan losses                     (7,013)              (7,058)               (7,164)               (7,198)
                                  -------              -------               -------               -------
     Total Assets              $  866,196           $  875,501            $  862,660            $  850,320
                                  =======              =======               =======               =======
Liabilities and
 stockholders' equity:
  Savings deposits             $  300,055   2.50%   $  310,601    2.41%   $  307,948    2.41%   $  309,037    2.38%
  Time deposits                   256,757   5.27%      251,269    5.28%      251,675    5.18%      259,576    5.22%
  Securities sold under
   agreements to repurchase
    and other borrowed funds      164,566   5.27%      161,129    4.77%      153,121    4.71%      133,366    4.72%
                                  -------              -------               -------               -------
     Total int. bearing
      liabilities                 721,378   4.12%      722,999    3.93%      712,744    3.88%      701,979    3.88%

  Noninterest bearing
   deposits                        71,336               76,860                75,088                72,709
  Other liabilities                 2,664                2,792                 2,546                 2,144
  Stockholders' equity             70,818               72,850                72,282                73,488
                                  -------              -------               -------               -------
Total liab. and
 stockholders' equity          $  866,196           $  875,501            $  862,660            $  850,320
                                  =======              =======               =======               =======

Interest rate spread                        3.40%                 3.44%                 3.42%                 3.54%
                                            =====                 =====                 =====                 =====

Net average earning
 balance / Net yield on
  interest earning assets      $   97,816   3.89%   $   97,585    3.90%   $   98,559    3.89%   $   95,814    4.01%
                                   ======   =====       ======    =====       ======    =====       ======    =====


                                      1999                                         1998
                                -----------------    --------------------------------------------------------------
                                  First Quarter        Fourth Quarter        Third Quarter         Second Quarter
                                Avg. Bal.    Rate    Avg. Bal.     Rate    Avg. Bal.     Rate    Avg. Bal.     Rate
                                ---------   -----    ---------    -----    ---------    -----    ---------    -----
Assets:
  Loans                        $  557,245   8.22%   $  550,627    8.25%   $  542,139    8.43%   $  539,783    8.62%
  Securities and
   interest earning
    investments                   250,600   5.78%      250,425    5.72%      224,431    5.88%      182,375    5.91%
     Total interest               -------              -------               -------               -------
      earning assets              807,845   7.47%      801,052    7.46%      766,570    7.68%      722,158    7.93%

  Noninterest earning
   assets                          56,931               60,832                65,235                77,019
  Allowance for possible
   loan losses                     (7,133)              (7,565)               (7,385)               (7,532)
                                  -------              -------               -------               -------
     Total Assets              $  857,643           $  854,319            $  824,420            $  791,645
                                  =======              =======               =======               =======
Liabilities and
 stockholders' equity:
  Savings deposits             $  302,555   2.37%   $  302,579    2.47%   $  295,424    2.61%   $  299,353    2.63%
  Time deposits                   264,321   5.36%      267,443    5.49%      265,876    5.55%      258,483    5.54%
  Securities sold under
   agreements to repurchase
    and other borrowed funds      146,797   4.69%      135,860    4.64%      117,382    5.06%       88,977    4.94%
                                  -------              -------               -------               -------
     Total int. bearing
      liabilities                 713,673   3.96%      705,882    4.03%      678,682    4.18%      646,813    4.11%

  Noninterest bearing
   deposits                        67,801               71,709                70,014                69,895
  Other liabilities                 2,998                3,248                 3,130                 3,108
  Stockholders' equity             73,171               73,480                72,594                71,829
                                  -------              -------               -------               -------
Total liab. and
 stockholders' equity          $  857,643           $  854,319            $  824,420            $  791,645
                                  =======              =======               =======               =======

Interest rate spread                        3.51%                 3.43%                 3.50%                 3.82%
                                            =====                 =====                 =====                 =====

Net average earning
 balance / Net yield on
  interest earning assets      $   94,172   3.97%   $   95,170    3.90%   $   87,888    3.98%   $   75,345    4.25%
                                   ======   =====       ======    =====       ======    =====       ======    =====




                      Granite State Bankshares, Inc. and Subsidiary
                    Part I  Item 3 and  Part II - Other Information
                                 March 31, 2000


Item 3. Quantitative and Qualitative Disclosures About Market Risk

        There has been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 1999 annual report filed with the SEC.

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

		GRANITE STATE BANKSHARES, INC.



                             /s/ Charles W. Smith
                             ______________________________________
Dated:   May 11, 2000        By:     Charles W. Smith
                                     Chairman and
                                     Chief Executive Officer


                             /s/ William G. Pike
                             ______________________________________
Dated:   May 11, 2000        By:     William G. Pike
                                     Executive Vice President and
                                     Chief Financial Officer