Form 10-Q
period 2000-06-30
GRANITE STATE BANKSHARES INC
filed 2000-08-10
CIK 792360

FORM 10-Q


                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


                   For quarterly period ended June 30, 2000

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2000 was 5,388,747, $1.00 par value per share.

                                     INDEX

                 Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                             Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        June 30, 2000 and December 31, 1999                                  3

        Consolidated Statements of Earnings
        Three and Six Months Ended June 30, 2000 and 1999                    4

        Consolidated Statements of Comprehensive Income
        Three and Six Months Ended June 30, 2000 and 1999                    5

        Consolidated Statements of Cash Flows
        Three and Six Months Ended June 30, 2000 and 1999                    6

        Notes to Unaudited Consolidated Financial Statements                 7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           12

Item 3. Quantitative and Qualitative Disclosures About Market Risk          20

Part II	Other Information

Item 1. Legal Proceedings                                                   20

Item 2. Changes in Securities                                               20

Item 3. Defaults upon Senior Securities                                     20

Item 4. Submission of Matters to a Vote of Security Holders                 20

Item 5. Other Information                                                   21

Item 6. Exhibits and Reports on Form 8-K                                    21

Signatures                                                                  22

                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Financial Condition

                                                        June 30,     December 31,
($ in thousands, except par values)                       2000           1999
                                                        --------     ------------
                                                             (Unaudited)
ASSETS

Cash and due from banks                                $  23,998    $    18,575
Interest bearing deposits in other banks,
 at cost which approximates market value                   4,292          4,402
Securities available for sale (amortized cost
 $209,585 at June 30, 2000 and $222,673 at
  December 31, 1999)                                     201,276        215,572
Securities held to maturity (market value
 $17,291 at June 30, 2000 and $17,232 at
  December 31, 1999)                                      18,014         18,017
Stock in Federal Home Loan Bank of Boston                  7,201          7,201
Loans held for sale                                          141            479

Loans                                                    587,100        568,694
 Less: Unearned income                                    (1,156)        (1,248)
       Allowance for possible loan losses                 (7,032)        (7,032)
                                                         -------        -------
       Net loans                                         578,912        560,414

Premises and equipment                                    16,157         16,967
Other real estate owned                                      613          1,288
Other assets                                              26,134         24,762
                                                         -------        -------
       Total assets                                    $ 876,738    $   867,677
                                                         =======        =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                              $ 561,659    $   555,222
Noninterest bearing deposits                              88,601         72,796
                                                         -------        -------
       Total deposits                                    650,260        628,018

Securities sold under agreements to repurchase            74,097         75,042
Other borrowings                                          80,539         90,563
Other liabilities                                          2,845          3,685
                                                         -------        -------
       Total liabilities                                 807,741        797,308

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 shares issued
  at June 30, 2000 and December 31, 1999                   6,790          6,790
Additional paid-in capital                                37,840         37,919
                                                         -------        -------
                                                          44,630         44,709
Accumulated other comprehensive loss                      (5,045)        (4,312)
Retained earnings                                         43,104         39,870
                                                         -------        -------
                                                          82,689         80,267

     Less: Treasury stock, at cost, 1,272,535
      and 1,039,089 shares at June 30, 2000
       and December 31, 1999, respectively               (13,311)        (9,418)
           Unallocated common stock acquired by
            the ESOP                                         (36)           (36)
           Unearned restricted stock                        (345)          (444)
                                                         -------        -------
         Total stockholders' equity                       68,997         70,369
                                                         -------        -------
         Total liabilities and stockholders' equity    $ 876,738    $   867,677
                                                         =======        =======

See accompanying notes to unaudited consolidated financial statements.

                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                      Consolidated Statements of Earnings




                                                        Three Months Ended       Six Months Ended
                                                             June 30,                June 30,
($ in thousands, except per share data)                 -------------------     -------------------
                                                          2000       1999         2000       1999
                                                        -------    --------     -------    --------
                                                            (Unaudited)             (Unaudited)
Interest and dividend income:
 Loans                                                 $ 11,857    $ 11,290    $ 23,291   $  22,586
 Debt securities available for sale                       3,040       2,737       6,253       5,538
 Marketable equity securities available for sale            194         183         377         365
 Securities held to maturity                                288         289         577         671
 Dividends on Federal Home Loan Bank of Boston stock        135         117         260         231
 Other interest                                              65         137         135         232
                                                         ------      ------      ------      ------
                                                         15,579      14,753      30,893      29,623
Interest expense:
 Deposits                                                 5,419       5,213      10,647      10,476
 Securities sold under agreements to repurchase             922         520       1,863       1,157
 Other borrowings                                         1,157       1,050       2,371       2,112
                                                         ------      ------      ------      ------
                                                          7,498       6,783      14,881      13,745
                                                         ------      ------      ------      ------
     Net interest and dividend income                     8,081       7,970      16,012      15,878
Provision for possible loan losses                           50           0          80          50
                                                         ------      ------      ------      ------
     Net interest and dividend income after
      provision for possible loan losses                  8,031       7,970      15,932      15,828

Noninterest income:
  Customer account fees and service charges                 720         663       1,413       1,291
  Mortgage service fees                                     119         122         232         247
  Net gains on sales of securities available for sale         0         286           6         291
  Net gains on sales of loans                                63         120         121         273
  Other                                                     474         283         876         486
                                                         ------      ------      ------      ------
                                                          1,376       1,474       2,648       2,588
Noninterest expense:
  Salaries and benefits                                   2,920       2,910       5,840       5,819
  Occupancy and equipment                                 1,169       1,024       2,248       2,110
  Other real estate owned                                   (11)        118          30         208
  Other                                                   1,396       1,423       2,636       2,784
                                                         ------      ------      ------      ------
                                                          5,474       5,475      10,754      10,921
                                                         ------      ------      ------      ------
   Earnings before income taxes                           3,933       3,969       7,826       7,495
Income taxes                                              1,411       1,412       2,795       2,668
                                                         ------      ------      ------      ------
    Net earnings                                       $  2,522    $  2,557    $  5,031   $   4,827
                                                         ======      ======      ======      ======

Shares used in computing net earnings per share:
    Basic                                             5,561,220   5,804,985   5,632,999   5,817,752
    Diluted                                           5,585,656   5,967,108   5,669,282   5,972,978

Net earnings per share -basic                         $    0.45   $    0.44   $    0.89   $    0.83

Net earnings per share -diluted                       $    0.45   $    0.43   $    0.89   $    0.81

Cash dividends declared per share                     $    0.16   $    0.14   $    0.32   $    0.28

See accompanying notes to unaudited consolidated financial statements.

                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Comprehensive Income




                                                 Three Months Ended        Six Months Ended
                                                      June 30,                 June 30,
($ in thousands)                                ---------------------    ---------------------
                                                  2000         1999        2000         1999
                                                --------     --------    --------     --------
                                                     (Unaudited)              (Unaudited)

Net earnings                                   $   2,522    $   2,557   $   5,031    $   4,827
 Other comprehensive income (loss):
  Unrealized holding gains (losses) arising
   during the period                                  71         (929)     (1,202)      (2,794)
  Related income tax effects                         (28)         359         473        1,079
                                                   -----        -----       -----        -----
   Net unrealized holding gains (losses),
    net of related income tax effects                 43         (570)       (729)      (1,715)
                                                   -----        -----       -----        -----

Less: reclassification adjustment for gains
 realized in net earnings:
  Realized gains                                       0         (286)         (6)        (291)
  Related income tax effects                           0          110           2          112
                                                   -----        -----       -----        -----
   Net reclassification adjustment                     0         (176)         (4)        (179)
                                                   -----        -----       -----        -----
   Total other comprehensive income (loss)            43         (746)       (733)      (1,894)
                                                   -----        -----       -----        -----
Comprehensive Income                           $   2,565    $   1,811   $   4,298    $   2,933
                                                   =====        =====       =====        =====

See accompanying notes to unaudited consolidated financial statements.

                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Cash Flows

                                                            Three Months Ended       Six Months Ended
                                                                 June 30,                June 30,
Increase (decrease) in cash  ($ In Thousands)              --------------------    --------------------
                                                             2000        1999        2000        1999
                                                           --------    --------    --------    --------
                                                                (Unaudited)            (Unaudited)
Cash flows from operating activities:

 Net earnings                                             $   2,522   $   2,557   $   5,031   $   4,827
 Adjustments to reconcile net earnings to net cash
  provided by (used in) operating activities
   Provision for possible loan losses                            50                      80          50
   Provision for depreciation and amortization                  591         591       1,182       1,186
   Writedown of premises and equipment                           93                      93
   Net amortization of security discounts and premiums            4          65          12         121
   Provision for loss on other real estate owned                             62          50          62
   Realized gains on sales of securities available for
    sale, net                                                              (286)         (6)       (291)
   Loans originated for sale                                 (3,913)     (7,596)     (6,406)    (13,920)
   Proceeds from sale of loans originated for sale            3,902       8,223       6,865      14,985
   Realized gains on sales of loans                             (63)       (120)       (121)       (273)
   Gains on sales of other assets                                           (11)                    (11)
   Decrease in unearned income                                  (44)        (75)        (92)        (94)
   Realized gain on sales of other real estate owned            (38)         (5)        (13)         (6)
   Deferred income taxes (benefit)                               43         (12)         (5)        642
   (Increase) decrease in other assets                          207      (5,526)     (1,065)     (5,320)
   Decrease in other liabilities                               (993)       (247)       (910)       (342)
   Decrease in unearned restricted stock                         50          75          99         150
                                                              -----      ------      ------      ------
    Net cash provided by (used in) operating activities       2,411      (2,305)      4,794       1,766

Cash flows from investing activities:

   Proceeds from maturities and calls of securities
    held to maturity                                                                              4,300
   Proceeds from sales of securities available for sale                  46,836      12,507      46,836
   Proceeds from maturities and calls of securities
    available for sale                                                   10,000                  25,000
   Purchase of securities available for sale                    (97)    (51,434)       (149)    (56,943)
   Principal payments received on securities available
    for sale                                                    385       1,144         728       2,757
   Loan originations, net of repayments                     (16,119)     (7,037)    (18,841)     (8,474)
   Purchase of premises and equipment                          (188)       (352)       (266)       (901)
   Proceeds from sales of other assets                                      760                     760
   Proceeds from sales of other real estate owned               873         483         993         846
   Net (increase) decrease in interest-bearing deposits
    in other banks                                             (337)     (4,018)        110      (1,348)
   Other                                                                    254                     254
                                                            -------      ------      ------      ------
    Net cash provided by (used in) investing activities     (15,483)     (3,364)     (4,918)     13,087

Cash flows from financing activities:

   Net increase in demand, NOW, money market deposit
    and savings accounts                                      9,203      12,856      21,987       9,151
   Net increase (decrease) in time certificates               1,864      (4,694)        255      (9,841)
   Net increase (decrease) in securities sold under
    agreements to repurchase                                  9,747       4,810        (945)    (11,355)
   Net decrease in other borrowings                             (12)        (11)    (10,024)        (22)
   Reissuance of common stock from treasury                                   9          33         225
   Purchase of treasury stock                                (3,454)       (569)     (4,038)     (1,599)
   Dividends paid on common stock                              (915)       (820)     (1,721)     (1,557)
                                                             ------      ------      ------      ------
    Net cash provided by (used in) financing activities      16,433      11,581       5,547     (14,998)
                                                             ------      ------      ------      ------
    Net increase (decrease) in cash and due from banks        3,361       5,912       5,423        (145)
Cash and due from banks at beginning of period               20,637      17,449      18,575      23,506
                                                             ------      ------      ------      ------
Cash and due from banks at end of period                  $  23,998   $  23,361   $  23,998   $  23,361
                                                             ======      ======      ======      ======

See accompanying notes to unaudited consolidated financial statements.


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1.  Financial Statements
             Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2000

Note 1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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


                                            Three Months Ended                        Six Months Ended
                                                 June 30,                                 June 30,
                                      -------------------------------      ---------------------------------------
                                               2000         1999                      2000          1999
                                             --------     --------                  --------      --------
                              ($ in Thousands, except per share data)      ($ in Thousands, except per share data)

Net earnings                                $   2,522    $   2,557                 $   5,031     $   4,827
                                                =====        =====                     =====         =====
Weighted average common
 shares outstanding-Basic                   5,561,220    5,804,985                 5,632,999     5,817,752

Dilutive effect of stock
 options computed using
  the treasury stock method                    24,436      162,123                    36,283       155,226
                                            ---------    ---------                 ---------     ---------
Weighted average common
 shares outstanding-Diluted                 5,585,656    5,967,108                 5,669,282     5,972,978
                                            =========    =========                 =========     =========

Net earnings per share-Basic                $    0.45    $    0.44                 $    0.89     $    0.83
                                                =====        =====                     =====         =====

Net earnings per share-Diluted              $    0.45    $    0.43                 $    0.89     $    0.81
                                                =====        =====                     =====         =====

	Weighted average options to purchase 399,250, 99,750, 75,000 and 75,000 shares of common stock were outstanding at June 30, 2000, March 31, 2000, June 30, 1999 and March 31, 1999, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Note 3.	Securities

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive loss, net of related income tax effects. At June 30, 2000 and December 31, 1999, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at June 30, 2000 and December 31, 1999 were as follows:


                                        Amortized     Estimated      Carrying
At June 30, 2000                          Cost       Market Value     Value
                                        ---------    ------------    --------
                                                    (In Thousands)
Securities held to maturity
 US Government agency obligations      $   13,005   $    12,532     $  13,005
 Other corporate obligations                5,009         4,759         5,009
                                           ------        ------        ------
  Total securities held to maturity    $   18,014   $    17,291     $  18,014
                                           ======        ======        ======

Securities available for sale
 US Treasury obligations               $    7,491   $     7,474     $   7,474
 US Government agency obligations         105,457       101,908       101,908
 Other corporate obligations               71,833        68,733        68,733
 Mortgage-backed securities:
  FNMA                                      4,397         4,404         4,404
  FHLMC                                     1,252         1,243         1,243
  GNMA                                        816           838           838
  SBA                                         348           345           345
                                           ------        ------        ------
   Total mortgage-backed securities         6,813         6,830         6,830
  Mutual Funds                              7,298         7,094         7,094
  Marketable equity securities             10,693         9,237         9,237
                                          -------       -------       -------
  Total securities available for sale  $  209,585   $   201,276     $ 201,276
                                          =======       =======       =======

                                        Amortized     Estimated      Carrying
At December 31, 1999                      Cost       Market Value     Value
                                        ---------    ------------    --------
                                                    (In Thousands)
Securities held to maturity
 US Government agency obligations      $   13,007   $    12,525     $  13,007
 Other corporate obligations                5,010         4,707         5,010
                                           ------        ------        ------
  Total securities held to maturity    $   18,017   $    17,232     $  18,017
                                           ======        ======        ======

Securities available for sale
 US Treasury obligations               $   19,988   $    20,031     $  20,031
 US Government agency obligations         105,454       102,026       102,026
 Other corporate obligations               71,824        69,424        69,424
 Mortgage-backed securities:
  FNMA                                      4,772         4,748         4,748
  FHLMC                                     1,526         1,505         1,505
  GNMA                                        870           910           910
  SBA                                         397           398           398
                                           ------        ------        ------
   Total mortgage-backed securities         7,565         7,561         7,561
  Mutual Funds                              7,149         7,024         7,024
  Marketable equity securities             10,693         9,506         9,506
                                          -------       -------       -------
  Total securities available for sale  $  222,673   $   215,572     $ 215,572
                                          =======       =======       =======

Note 4.	Loans

    Loans consist of the following at:


                                          June 30,       December 31,
                                            2000            1999
                                          --------       ------------
                                               (In Thousands)


Commercial, financial and agricultural   $  42,158      $    41,837
Real estate-residential                    369,805          356,368
Real estate-commercial                     137,861          136,566
Real estate-construction and
 land development                            7,020            3,886
Installment                                  5,344            5,952
Other                                       24,912           24,085
                                           -------          -------
   Total loans                             587,100          568,694
Less:
 Unearned income                            (1,156)          (1,248)
 Allowance for possible loan losses         (7,032)          (7,032)
                                           -------          -------
   Net loans                             $ 578,912      $   560,414
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

	Changes in the allowance for possible loan losses are as follows:

                                                Three months ended        Six months ended
                                                    June 30,                  June 30,
                                               ---------------------    ---------------------
                                                 2000         1999        2000         1999
                                               --------     --------    --------     --------
                                                   (In Thousands)           (In Thousands)

Balance, beginning of period                  $   7,025   $   7,025    $   7,032    $   7,122
Provision for possible loan losses                   50           0           80           50
Loans charged off                                  (105)        (55)        (238)        (297)
Recoveries of loans previously charged off           62         200          158          295
                                                  -----       -----        -----        -----
Balance, end of period                        $   7,032   $   7,170    $   7,032    $   7,170
                                                  =====       =====        =====        =====



        Information with respect to impaired loans consisted of the following at:

                                               June 30,     December 31,
                                                 2000          1999
                                               --------     ------------
                                                   (In Thousands)

Recorded investment in impaired loans         $    475     $      489
                                                  ====           ====

Impaired loans with specific loss allowances  $    475     $      489
                                                  ====           ====

Loss allowances reserved on impaired loans    $    252     $      252
                                                  ====           ====

        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $483,000 and $1,090,000 for the six months ended June 30, 2000 and 1999, respectively. During the three and six months ended June 30, 2000 and 1999, the Company recognized no income on impaired loans.

Note 5.	Interest Bearing Deposits

        Interest bearing deposits consist of the following at:


                                    June 30,     December 31,
                                     2000           1999
                                   ---------     ------------
                                        (In Thousands)

NOW accounts                      $  205,583    $   195,833
Savings accounts                      85,651         85,770
Money market deposit accounts         14,067         17,516
Time certificates                    256,358        256,103
                                     -------        -------
                                  $  561,659    $   555,222
                                     =======        =======

Note 6.	Supplemental Disclosures of Cash Flow Information


                                                  Three months ended         Six months ended
                                                       June 30,                  June 30,
                                                 ---------------------     ---------------------
                                                   2000         1999         2000         1999
                                                 --------     --------     --------     --------
                                                     (In Thousands)            (In Thousands)

Cash paid for interest                          $   7,548    $   6,833    $  15,053    $  13,842
Income taxes paid                                   2,775        1,800        3,525        1,900
Non-cash investing activities:
 Real estate acquired in settlement of loans          275          104          355          645


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                                 June 30, 2000

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

	Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements which are based on various assumptions (some of which are beyond the Company's control), are subject to numerous risks and uncertainties and statements for periods subsequent to June 30, 2000 are subject to greater uncertainty because of the increased likelihood of changes in underlying factors and assumptions. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Actual results could differ materially from those set forth in forward-looking statements due to a variety of factors, including, but not limited to, those related to the economic environment, particularly in the market areas in which the Company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

	The Company does not undertake, and specifically disclaims any obligation, to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Financial Condition

	Total assets increased by $9,061,000 or 1.04%, from $867,677,000 at December 31, 1999 to $876,738,000 at June 30, 2000. The increase in assets resulted primarily from increases in cash and due from banks and net loans, partially offset by a decrease in securities available for sale.

	Cash and due from banks increased $5,423,000, from $18,575,000 at December 31, 1999 to $23,998,000 at June 30, 2000. The increase related primarily to an increase in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

	Interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, decreased $110,000, from $4,402,000 at December 31, 1999 to $4,292,000 at

June 30, 2000. Interest bearing deposits with other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

	Securities available for sale decreased $14,296,000, from $215,572,000 at December 31, 1999 to $201,276,000 at June 30, 2000. Proceeds from decreases in securities available for sale were primarily used to fund repayments of other borrowings.

	Net loans were $578,912,000 at June 30, 2000, an increase of $18,498,000 from $560,414,000 at December 31, 1999. The most significant changes in the loan portfolio related to residential real estate loans, construction and land development real estate loans and commercial real estate loans. Residential real estate loans increased $13,437,000 to $369,805,000 or 62.99% of total loans outstanding at June 30, 2000 from $356,368,000 or 62.66% of total loans outstanding at December 31, 1999. The increase in residential real estate loans is the result of an increase in 3 to 7 year adjustable rate loans as higher interest rates encouraged borrowers into adjustable rate loans. Construction and land development real estate loans and commercial real estate loans increased $3,134,000 and $1,295,000, respectively. The increase in construction and land development real estate loans related primarily to two commercial real estate construction loans for which construction commenced in the second quarter of 2000.

	Total deposits increased $22,242,000, or 3.54%, from $628,018,000 at December 31, 1999 to $650,260,000 at June 30, 2000. The significant changes in deposits related to an increase in demand deposits and NOW accounts of $15,805,000 and $9,750,000, respectively, partially offset by a decrease in money market deposit accounts of $3,449,000. The changes in the balances of demand deposits, NOW accounts and money market deposit accounts related primarily to the timing of the cash needs of depositors.

	Securities sold under agreements to repurchase decreased $945,000, from $75,042,000 at December 31, 1999 to $74,097,000 at June 30, 2000. Such accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

	Other borrowings, which consist of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), decreased $10,024,000 to $80,539,000 at June 30, 2000 from $90,563,000 at December 31, 1999. The decrease related primarily to callable advances from the FHLB of $20,000,000 with interest at 4.18% per annum and a maturity date of March 2013, which were called by the FHLB and repaid in March 2000, partially offset by $10,000,000 of additional borrowings from the FHLB at an interest rate of 6.09% per annum with a maturity date of March 2010, callable at the option of the FHLB in March 2001 and quarterly thereafter until maturity.

	Stockholders' equity decreased $1,372,000 from $70,369,000 at December 31, 1999 to $68,997,000 at June 30, 2000. The decrease related primarily to a decrease of $3,893,000 for the purchase of treasury stock, net of shares reissued from treasury for stock options, dividends declared of $1,798,000 and an increase in accumulated other comprehensive loss of $733,000, partially offset by net earnings of $5,031,000.

Results of Operations

Net Earnings

	Net earnings for the three and six months ended June 30, 2000 were $2,522,000 and $5,031,000, compared to $2,557,000 and $4,827,000 for the three and six months ended June 30, 1999. Basic earnings per share were $.45 and $.89 for the three and six months ended June 30, 2000, compared to $.44 and $.83 for the three and six months ended June 30, 1999. Diluted earnings per share were $.45 and $.89 for the three and six months ended June 30, 2000 compared to $.43 and $.81 for the three and six months ended June 30, 1999. Earnings before income taxes, exclusive of net gains on sales of securities available for sale were $3,933,000 and $7,820,000, respectively, for the three and six months ended June 30, 2000, compared to $3,683,000 and $7,204,000, respectively, for the three and six months ended June 30, 1999, representing increases of 6.79% and 8.55%, respectively.

Interest and Dividend Income

	Interest and dividend income for the three and six months ended June 30, 2000 was $15,579,000 and $30,893,000 compared to $14,753,000 and $29,623,000 for the corresponding periods in 1999. The increase in interest and dividend income for the three and six months ended June 30, 2000 compared to the three and six months ended June 30, 1999 is attributable to an increase in the average balance of interest earning assets of $18,197,000 and $14,801,000, respectively, as well as an increase in the overall yield on interest earning assets to 7.68% and 7.60% for the three and six months ended June 30, 2000 compared with 7.42% and 7.44% for the same periods in 1999. The increase in overall yield on interest earning assets resulted from a change in the mix of assets to higher yielding loans from lower yielding securities for the three and six months ended June 30, 2000 compared to June 30, 1999. The yield on loans increased from 8.14% for the three months ended June 30, 1999 to 8.27% for the three months ended June 30, 2000, while the yield on loans for the six months ended June 30, 2000 and June 30, 1999 was 8.18% for both periods. The yield on securities and interest earning investments increased from 5.74% and 5.76% for the three and six months ended June 30, 1999 to 6.26% and 6.23% for the three and six months ended June 30, 2000. The increase in loan yield for the three months ended June 30, 2000 is primarily the result of the higher interest rate environment that was prevalent during the second half of 1999 and the first half of 2000. The increase in the yield on securities and interest earning assets was primarily the result of the higher interest rate environment that was prevalent during the second half of 1999 and the first half of 2000, which allowed proceeds from securities which matured or were sold, to be reinvested at higher interest rates.

Interest Expense

	Interest expense for the three and six months ended June 30, 2000 was $7,498,000 and $14,881,000 compared to $6,783,000 and $13,745,000 for the corresponding periods in 1999. The increase in interest expense for the three and six months ended June 30, 2000 compared to the same periods in 1999 is primarily due to an increase in the cost of interest bearing liabilities to 4.22% and 4.17% for the three and six months ended June 30, 2000 compared to 3.88% and 3.92% for the three and six months ended June 30, 1999, as well as an increase in the average balance of total interest bearing liabilities of $12,255,000 and $10,013,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999. The average cost of savings deposits increased to 2.60% and 2.55% for the three and six months ended June 30, 2000 compared to 2.38% for both the three and six months ended June 30, 1999, and the average cost of time deposits increased to 5.40% and 5.33% for the three and six months ended June 30, 2000 compared to 5.22% and 5.29% for the same periods in 1999. Average balances of savings deposits decreased $1,312,000 and $1,924,000 while average time deposits decreased $3,847,000 and $5,692,000, respectively for the three and six months ended June 30, 2000 compared to the same periods in 1999. The average cost of securities sold under agreements to repurchase and other borrowed funds increased to 5.55% and 5.40% for the three and six months ended June 30, 2000 compared to 4.72% and 4.71% for the three and six months ended June 30, 1999. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $17,414,000 and $17,629,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase in the cost of interest bearing liabilities related primarily to the higher interest rate environment that was prevalent during the three and six months ending June 30, 2000 as compared to the same periods in 1999.

Net Interest and Dividend Income

	Net interest and dividend income increased by $111,000 and $134,000 for the three and six months ended June 30, 2000 compared to the same periods in 1999. The increase for the three and six months ended June 30, 2000 compared to the same periods in 1999 is primarily due to an increase in net interest earning assets of $5,942,000 and $4,788,000, partially offset by a decrease in net interest rate spread from 3.54% and 3.53% for the three and six months ended June 30, 1999 to 3.46% and 3.43% for the three and six months ended June 30, 2000. The net yield on interest earning assets decreased from 4.01% and 3.99% for the three and six months ended June 30, 1999 to 3.98% and 3.94% for the three and six months ended June 30, 2000.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three and six months ended June 30, 2000 was $50,000 and $80,000, compared to $0 and $50,000 for the three and six months ended June 30, 1999. The increase for the three and six months ended June 30, 2000, compared to the same periods in 1999, is primarily related to growth in the loan portfolio and an increase in the level of net charge-offs for the three and six months ended June 30, 2000 compared with the same periods a year ago, partially offset by a decrease of $783,000 in nonperforming loans to $1,315,000 at June 30, 2000 compared to $2,098,000 at June 30, 1999. Net charge-offs (recoveries) for the three and six months ended June 30, 2000 was $43,000 and $80,000, compared to $(145,000) and $2,000, for the corresponding periods a year ago.

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

Noninterest Income

	Noninterest income for the three and six months ended June 30, 2000 totaled $1,376,000 and $2,648,000, compared to $1,474,000 and $2,588,000 for the same periods in 1999. The decrease of $98,000 for the three months ended June 30, 2000 compared to the same period in 1999 relates primarily to decreases in net gains on sales of securities available for sale and net gains on sales of loans of $286,000 and $57,000, respectively, partially offset by increases in customer account fees and service charges of $57,000 and other noninterest income of $191,000. The increase of $60,000 for the six months ended June 30, 2000 compared to the same period in 1999 relates primarily to increases in customer account fees and service charges of $122,000 and other noninterest income of $390,000, partially offset by decreases in net gains on sales of securities available for sale and net gains on sales of loans of $285,000 and $152,000, respectively. The increase in customer account fees and service charges relates primarily to changes in certain fees and service charges for both commercial and retail customers which were implemented January 1, 2000. The increase in other noninterest income is primarily related to increases in the cash surrender value of life insurance policies as well as increases in commissions from brokerage activities. The decrease in net gains on sales of loans in the secondary mortgage market was as a result of a decrease in loans originated for and sold into the secondary mortgage market in 2000 compared to 1999, due to increases in interest rates in the latter part of 1999 and the first half of 2000, which slowed refinancing activity for residential real estate loans.

Noninterest Expense

	Noninterest expense for the three and six months ended June 30, 2000 decreased $1,000 and $167,000 compared to the same periods a year earlier. The decrease for the three months ended June 30, 2000 compared to the same period in 1999 relates primarily to decreases of $129,000 and $27,000, respectively, in other real estate owned expense and other expense, partially offset by increases in salaries and benefits expense and occupancy and equipment expense of $10,000 and $145,000, respectively. The decrease for the six months ended June 30, 2000, compared to the same period in 1999 relates primarily to decreases of $178,000 in other real estate owned expense and $148,000 in other noninterest expenses, partially offset by increases of $21,000 in salaries and benefits expense and $138,000 in occupancy and equipment expense. The decrease in other real estate owned expense is due to the Company continuing its effort to reduce the number of properties held in other real estate owned. The increase in occupancy and equipment expense is attributable to a $93,000 writedown of bank buildings on property used as a branch office which closed in July 2000 and an increase in expense related to maintenance agreements. The decrease in other noninterest expense is due to decreases in costs associated with advertising, year 2000 compliance, professional fees and printing and supplies.

Income Taxes

	Income tax expense for the three and six months ended June 30, 2000 was $1,411,000 and $2,795,000, compared with $1,412,000 and $2,668,000 for the same periods in 1999. Income tax expense as a percentage of earnings before income taxes was 35.88% and 35.71% for the three and six months ended June 30, 2000 and 35.58% and 35.60% for the three and six months ended June 30, 1999.

Risk Elements

	Total nonperforming loans decreased from $1,516,000 or 0.27% of total loans, at December 31, 1999, to $1,315,000 or 0.22% of total loans, at June 30, 2000. During the same period, other real estate owned, decreased from $1,288,000 to $613,000. The allowance for possible loan losses as a percent of total nonperforming loans was 534.75% at June 30, 2000, compared with 463.85% at December 31, 1999.
                                PAGE 16

	As shown in the following table, nonperforming assets as a percentage of total assets were 0.22% and 0.32%, as of June 30, 2000 and December 31, 1999, respectively.


                                            June 30, 2000     December 31, 1999
                                            -------------     -----------------
                                                    ($ in Thousands)
Loans 90 days or more past due
 and still accruing                        $      18         $        4
                                                 ===                ===

Nonaccrual/nonperforming loans             $   1,315         $    1,516

Other real estate owned                          613              1,288
                                               -----              -----
    Total nonperforming assets             $   1,928         $    2,804
                                               =====              =====

Allowance for possible loan losses         $   7,032         $    7,032

Nonperforming loans as a percent
 of total loans                                0.22%              0.27%

Allowance for possible loan losses
 as a percent of total nonperforming
  loans                                      534.75%            463.85%

Nonperforming assets as a percent of
 total assets                                  0.22%              0.32%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At June 30, 2000, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $80,539,000, with an additional available borrowing capacity of approximately $244,370,000; interest bearing deposits with other banks were $4,292,000 and securities available for sale were $201,276,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $202,959,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $6,830,000, is approximately 61 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings
                                PAGE 17

performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at June 30, 2000 and December 31, 1999.

	Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At June 30, 2000 and December 31, 1999, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at June 30, 2000, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At June 30, 2000 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                               June 30, 2000
                                            ---------------------
                                            Subsidiary
                                               Bank       Company
                                            ----------    -------

Tier I leverage capital to average assets        8.03%      8.25%

Tier I capital to risk-weighted assets          11.96%     12.29%

Total capital to risk-weighted assets           13.16%     13.49%


Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                               Granite State Bankshares, Inc. and Subsidiary
                                         Consolidated Quarterly Average Balances and Interest Rates
                                                              ($ in Thousands)


                                                2000                                    1999
                                ------------------------------------    ------------------------------------
                                 Second Quarter      First Quarter       Fourth Quarter      Third Quarter
                                Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate
                                ---------  -----    ---------  -----    ---------  -----    ---------  -----

Assets:
  Loans                        $  576,778  8.27%   $  567,743  8.10%   $  565,229  8.01%   $  560,027  8.00%
  Securities and
   interest earning
    investments                   239,212  6.26%      251,451  6.21%      255,355  5.96%      251,276  5.75%
                                  -------             -------             -------             -------
     Total interest
      earning assets              815,990  7.68%      819,194  7.52%      820,584  7.37%      811,303  7.30%

 Noninterest earning
  assets                           54,330              54,015              61,975              58,521
 Allowance for possible
  loan losses                      (7,028)             (7,013)             (7,058)             (7,164)
                                  -------             -------             -------             -------
     Total Assets              $  863,292          $  866,196          $  875,501          $  862,660
                                  =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits             $  307,725  2.60%   $  300,055  2.50%   $  310,601  2.41%   $  307,948  2.41%
  Time deposits                   255,729  5.40%      256,757  5.27%      251,269  5.28%      251,675  5.18%
  Securities sold under
   agreements to repurchase
    and other borrowed funds      150,780  5.55%      164,566  5.27%      161,129  4.77%      153,121  4.71%
                                  -------             -------             -------             -------
      Total int. bearing
       liabilities                714,234  4.22%      721,378  4.12%      722,999  3.93%      712,744  3.88%

  Noninterest bearing
   deposits                        76,955              71,336              76,860              75,088
  Other liabilities                 2,168               2,664               2,792               2,546
  Stockholders' equity             69,935              70,818              72,850              72,282
                                  -------             -------             -------             -------
Total liab. and
 stockholders' equity          $  863,292          $  866,196          $  875,501          $  862,660
                                  =======             =======             =======             =======

Interest rate spread                       3.46%               3.40%               3.44%               3.42%
                                           =====               =====               =====               =====

Net average earning
 balance / Net yield
  on interest earning
   assets                      $  101,756  3.98%   $   97,816  3.89%   $   97,585  3.90%   $   98,559  3.89%
                                  =======  =====       ======  =====       ======  =====       ======  =====


                                                1999                                    1998
                                ------------------------------------    ------------------------------------
                                 Second Quarter      First Quarter       Fourth Quarter      Third Quarter
                                Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate
                                ---------  -----    ---------  -----    ---------  -----    ---------  -----

Assets:
  Loans                        $  556,014  8.14%   $  557,245  8.22%   $  550,627  8.25%   $  542,139  8.43%
  Securities and
   interest earning
    investments                   241,779  5.74%      250,600  5.78%      250,425  5.72%      224,431  5.88%
                                  -------             -------             -------             -------
     Total interest
      earning assets              797,793  7.42%      807,845  7.47%      801,052  7.46%      766,570  7.68%

 Noninterest earning
  assets                           59,725              56,931              60,832              65,235
 Allowance for possible
  loan losses                      (7,198)             (7,133)             (7,565)             (7,385)
                                  -------             -------             -------             -------
     Total Assets              $  850,320          $  857,643          $  854,319          $  824,420
                                  =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits             $  309,037  2.38%   $  302,555  2.37%   $  302,579  2.47%   $  295,424  2.61%
  Time deposits                   259,576  5.22%      264,321  5.36%      267,443  5.49%      265,876  5.55%
  Securities sold under
   agreements to repurchase
    and other borrowed funds      133,366  4.72%      146,797  4.69%      135,860  4.64%      117,382  5.06%
                                  -------             -------             -------             -------
      Total int. bearing
       liabilities                701,979  3.88%      713,673  3.96%      705,882  4.03%      678,682  4.18%

  Noninterest bearing
   deposits                        72,709              67,801              71,709              70,014
  Other liabilities                 2,144               2,998               3,248               3,130
  Stockholders' equity             73,488              73,171              73,480              72,594
                                  -------             -------             -------             -------
Total liab. and
 stockholders' equity          $  850,320          $  857,643          $  854,319          $  824,420
                                  =======             =======             =======             =======

Interest rate spread                       3.54%               3.51%               3.43%               3.50%
                                           =====               =====               =====               =====

Net average earning
 balance / Net yield
  on interest earning
   assets                      $   95,814  4.01%   $   94,172  3.97%   $   95,170  3.90%   $   87,888  3.98%
                                  =======  =====       ======  =====       ======  =====       ======  =====


                 Granite State Bankshares, Inc. and Subsidiary
                Part I  Item 3 and  Part II - Other Information
                                 June 30, 2000


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

	On April 11, 2000, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.

                                                                    Results of Stockholder Vote
                                                          -----------------------------------------------
                                                                                              Abstentions
                                                                                               and Broker
Matter Submitted                                             For       Against    Withheld     Non-Votes
----------------                                          ---------    -------    --------    -----------

1) Election of the following directors
   for three year terms or until their
   successors are qualified and elected:
    A)  Philip M. Hamblet                                 4,727,387      N/A        39,145        N/A
    B)  Joseph S. Hart                                    4,731,805      N/A        34,727        N/A
    C)  James L. Koontz                                   4,724,570      N/A        41,923        N/A

2) Ratification of Grant Thornton as the Company's
   auditors for the fiscal year ended December 31,2000    4,747,949      6,500           0        12,083


Item 5.	Other Information

	None

Item 6.	Exhibits and Reports on Form 8-K

	1.	Exhibits

		27	Financial Data Schedule

	2.	Reports on Form 8-K

		None.

SIGNATURES

		Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          GRANITE STATE BANKSHARES, INC.



                          /s/ Charles W. Smith
                          ________________________________________
Dated: August 10, 2000    By:     Charles W. Smith
                                  Chairman and
                                  Chief Executive Officer


                          /s/ William G. Pike
                          ________________________________________
Dated: August 10, 2000    By:     William G. Pike
                                  Executive Vice President and
                                  Chief Financial Officer