Form 10-Q
period 2000-09-30
GRANITE STATE BANKSHARES INC
filed 2000-11-13
CIK 792360

FORM 10-Q


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


               Quarterly Report Pursuant to Section 13 or 15 (d)
                    of the Securities Exchange Act of 1934


                 For quarterly period ended September 30, 2000

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

	The number of shares outstanding of each of the issuer's classes of common stock, as of November 9, 2000 was 5,340,220, $1.00 par value per share.

                                     INDEX

                 Granite State Bankshares, Inc. and Subsidiary


Part I  Financial Information                                             Page

Item 1.	Financial Statements:

        Consolidated Statements of Financial Condition
        September 30, 2000 and December 31, 1999                             3

        Consolidated Statements of Earnings
        Three and Nine Months Ended September 30, 2000 and 1999              4

        Consolidated Statements of Comprehensive Income
        Three and Nine Months Ended September 30, 2000 and 1999              5

        Consolidated Statements of Cash Flows
        Three and Nine Months Ended September 30, 2000 and 1999              6

        Notes to Unaudited Consolidated Financial Statements                 7

Item 2.	Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                           12

Item 3. Quantitative and Qualitative Disclosures About Market Risk          20

Part II	Other Information

Item 1. Legal Proceedings                                                   20

Item 2. Changes in Securities                                               20

Item 3. Defaults upon Senior Securities                                     20

Item 4. Submission of Matters to a Vote of Security Holders                 20

Item 5. Other Information                                                   20

Item 6. Exhibits and Reports on Form 8-K                                    20

Signatures                                                                  21


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                 Consolidated Statements of Financial Condition

                                                     September 30,     December 31,
($ in thousands, except par values)                      2000             1999
                                                     -------------     ------------
                                                               (Unaudited)
ASSETS

Cash and due from banks                             $     21,864      $     18,575
Interest bearing deposits in other banks,
 at cost which approximates market value                      27             4,402
Securities available for sale (amortized cost
 $206,838 at September 30, 2000 and $222,673
  at December 31, 1999)                                  202,710           215,572
Securities held to maturity (market value
 $17,574 at September 30, 2000 and $17,232 at
  December 31, 1999)                                      18,012            18,017
Stock in Federal Home Loan Bank of Boston                  7,201             7,201
Loans held for sale                                          420               479

Loans                                                    601,183           568,694
 Less: Unearned income                                    (1,126)           (1,248)
       Allowance for possible loan losses                 (7,157)           (7,032)
                                                         -------           -------
       Net loans                                         592,900           560,414

Premises and equipment                                    15,851            16,967
Other real estate owned                                      266             1,288
Other assets                                              25,878            24,762
                                                         -------           -------
       Total assets                                 $    885,129      $    867,677
                                                         =======           =======
LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                           $    557,341      $    555,222
Noninterest bearing deposits                              83,156            72,796
                                                         -------           -------
       Total deposits                                    640,497           628,018

Securities sold under agreements to repurchase            79,008            75,042
Other borrowings                                          91,450            90,563
Other liabilities                                          3,338             3,685
                                                         -------           -------
       Total liabilities                                 814,293           797,308

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 shares issued
  at September 30, 2000 and December 31, 1999              6,790             6,790
Additional paid-in capital                                37,840            37,919
                                                         -------           -------
                                                          44,630            44,709
Accumulated other comprehensive loss                      (2,507)           (4,312)
Retained earnings                                         44,760            39,870
                                                         -------           -------
                                                          86,883            80,267

  Less: Treasury stock, at cost, 1,413,362
   and 1,039,089 shares at September 30, 2000
    and December 31, 1999, respectively                  (15,715)           (9,418)
       Unallocated common stock acquired by
        the ESOP                                             (36)              (36)
       Unearned restricted stock                            (296)             (444)
                                                         -------           -------
       Total stockholders' equity                         70,836            70,369
                                                         -------           -------
       Total liabilities and stockholders' equity   $    885,129      $    867,677
                                                         =======           =======

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                      Consolidated Statements of Earnings




                                                         Three Months Ended        Nine Months Ended
                                                            September 30,            September 30,
($ in thousands, except per share data)                  --------------------     --------------------
                                                           2000       1999          2000        1999
                                                         --------    --------     --------    --------
                                                              (Unaudited)              (Unaudited)
Interest and dividend income:
 Loans                                                  $  12,307   $  11,290    $  35,598   $  33,876
 Debt securities available for sale                         3,091       2,711        9,344       8,249
 Marketable equity securities available for sale              145         185          522         550
 Securities held to maturity                                  289         288          866         959
 Dividends on Federal Home Loan Bank of Boston stock          144         117          404         348
 Other interest                                                66         341          201         573
                                                           ------      ------       ------      ------
                                                           16,042      14,932       46,935      44,555
Interest expense:
 Deposits                                                   5,549       5,159       16,196      15,635
 Securities sold under agreements to repurchase             1,206         757        3,069       1,914
 Other borrowings                                           1,171       1,061        3,542       3,173
                                                           ------      ------       ------      ------
                                                            7,926       6,977       22,807      20,722
                                                           ------      ------       ------      ------
   Net interest and dividend income                         8,116       7,955       24,128      23,833
Provision for possible loan losses                            150           0          230          50
                                                           ------      ------       ------      ------
   Net interest and dividend income after
    provision for possible loan losses                      7,966       7,955       23,898      23,783

Noninterest income:
 Customer account fees and service charges                    658         627        2,071       1,918
 Mortgage service fees                                        103         121          335         368
 Net gains on sales of securities available for sale           83         404           89         695
 Net gains on sales of loans                                  141         174          262         447
 Other                                                        435         325        1,311         811
                                                           ------      ------       ------      ------
                                                            1,420       1,651        4,068       4,239
Noninterest expense:
 Salaries and benefits                                      3,061       3,038        8,901       8,857
 Occupancy and equipment                                    1,073         999        3,321       3,109
 Other real estate owned                                      (71)        147          (41)        355
 Other                                                      1,385       1,271        4,021       4,055
                                                           ------      ------       ------      ------
                                                            5,448       5,455       16,202      16,376
                                                           ------      ------       ------      ------
   Earnings before income taxes                             3,938       4,151       11,764      11,646
Income taxes                                                1,422       1,504        4,217       4,172
                                                           ------      ------       ------      ------
   Net earnings                                         $   2,516   $   2,647    $   7,547   $   7,474
                                                           ======      ======       ======      ======

Shares used in computing net earnings per share:
   Basic                                                5,396,932   5,757,767    5,553,735   5,797,538
   Diluted                                              5,423,346   5,914,424    5,586,705   5,953,246

Net earnings per share -basic                           $    0.47   $    0.46    $    1.36   $    1.29

Net earnings per share -diluted                         $    0.46   $    0.45    $    1.35   $    1.26

Cash dividends declared per share                       $    0.16   $    0.14    $    0.48   $    0.42

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                Consolidated Statements of Comprehensive Income




                                                 Three Months Ended      Nine Months Ended
                                                    September 30,          September 30,
($ in thousands)                                --------------------    --------------------
                                                  2000        1999        2000        1999
                                                --------    --------    --------    --------
                                                     (Unaudited)             (Unaudited)

Net earnings                                   $   2,516   $   2,647   $   7,547   $   7,474
 Other comprehensive income (loss):
  Unrealized holding gains (losses) arising
   during the period                               4,264      (2,817)      3,062      (5,611)
  Related income tax effects                      (1,676)      1,108      (1,203)      2,187
                                                  ------      ------      ------      ------
  Net unrealized holding gains (losses),
   net of related income tax effects               2,588      (1,709)      1,859      (3,424)
                                                  ------      ------      ------      ------
Less: reclassification adjustment for gains
 realized in net earnings:
  Realized gains                                     (83)       (404)        (89)       (695)
  Related income tax effects                          33         161          35         273
                                                  ------      ------      ------      ------
  Net reclassification adjustment                    (50)       (243)        (54)       (422)
                                                  ------      ------      ------      ------
  Total other comprehensive income (loss)          2,538      (1,952)      1,805      (3,846)
                                                  ------      ------      ------      ------
Comprehensive Income                           $   5,054   $     695   $   9,352   $   3,628
                                                  ======      ======      ======      ======

See accompanying notes to unaudited consolidated financial statements.



                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1 - Financial Statements
                     Consolidated Statements of Cash Flows

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,          September 30,
                                                            --------------------    --------------------
Increase (decrease) in cash  ($ In Thousands)                 2000        1999        2000        1999
                                                            --------    --------    --------    --------
                                                                 (Unaudited)             (Unaudited)
Cash flows from operating activities:

 Net earnings                                              $   2,516   $   2,647   $   7,547   $   7,474
 Adjustments to reconcile net earnings to net cash
  provided by operating activities
   Provision for possible loan losses                            150                     230          50
   Provision for depreciation and amortization                   591         588       1,773       1,774
   Writedown of premises and equipment                                                    93
   Net amortization of security discounts and premiums                        49          12         170
   Provision for loss on other real estate owned                              84          50         146
   Realized gains on sales of securities available for
    sale, net                                                    (83)       (404)        (89)       (695)
   Loans originated for sale                                  (6,141)     (6,269)    (12,547)    (20,189)
   Proceeds from sale of loans originated for sale             6,003       6,761      12,868      21,746
   Realized gains on sales of loans                             (141)       (174)       (262)       (447)
   Gains on sales of other assets                                                                    (11)
   Decrease in unearned income                                   (30)        (54)       (122)       (148)
   Realized gain on sales of other real estate owned             (58)                    (71)         (6)
   Deferred income taxes                                          69          26          64         668
   (Increase) decrease in other assets                        (1,555)          9      (2,620)     (5,311)
   Increase (decrease) in other liabilities                      516         519        (394)        177
   Decrease in unearned restricted stock                          49          75         148         225
                                                              ------      ------      ------      ------
    Net cash provided by operating activities                  1,886       3,857       6,680       5,623

Cash flows from investing activities:

   Proceeds from maturities and calls of securities
    held to maturity                                                                               4,300
   Proceeds from sales of securities available for sale       14,794         780      27,301      47,616
   Proceeds from maturities and calls of securities
    available for sale                                                    10,000                  35,000
   Purchase of securities available for sale                 (12,447)     (9,014)    (12,596)    (65,957)
   Principal payments received on securities available
    for sale                                                     484         734       1,212       3,491
   Loan originations, net of repayments                      (14,108)     (1,274)    (32,949)     (9,748)
   Purchase of premises and equipment                           (185)       (247)       (451)     (1,148)
   Proceeds from sales of other assets                                                               760
   Proceeds from sales of other real estate owned                405                   1,398         846
   Net decrease in interest-bearing deposits in other
    banks                                                      4,265       6,080       4,375       4,732
   Other                                                                                             254
                                                              ------      ------      ------      ------
    Net cash provided by (used in) investing activities       (6,792)      7,059     (11,710)     20,146

Cash flows from financing activities:

   Net increase (decrease) in demand, NOW, money market
    deposit and savings accounts                              (4,918)    (12,327)     17,069      (3,176)
   Net decrease in time certificates                          (4,845)    (11,858)     (4,590)    (21,699)
   Net increase (decrease) in securities sold under
    agreements to repurchase                                   4,911      10,460       3,966        (895)
   Net increase (decrease) in other borrowings                10,911         (12)        887         (34)
   Reissuance of common stock from treasury                                               33         225
   Purchase of treasury stock                                 (2,404)     (1,414)     (6,442)     (3,013)
   Dividends paid on common stock                               (883)       (819)     (2,604)     (2,376)
                                                              ------      ------      ------      ------
    Net cash provided by (used in) financing activities        2,772     (15,970)      8,319     (30,968)
                                                              ------      ------      ------      ------
    Net increase (decrease) in cash and due from banks        (2,134)     (5,054)      3,289      (5,199)
Cash and due from banks at beginning of period                23,998      23,361      18,575      23,506
                                                              ------      ------      ------      ------
Cash and due from banks at end of period                   $  21,864   $  18,307   $  21,864   $  18,307
                                                              ======      ======      ======      ======

See accompanying notes to unaudited consolidated financial statements.


                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
                         Item 1.   Financial Statements
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000

Note 1. Basis of Presentation

	The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2000 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

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


                                    Three Months Ended                       Nine Months Ended
                                       September 30,                           September 30,
                               ------------------------------     ---------------------------------------
                                       2000         1999                       2000         1999
                                     --------     --------                   --------     --------
                     ($ in Thousands, except per share data)      ($ in Thousands, except per share data)

Net earnings                        $   2,516    $   2,647                  $   7,547    $   7,474
                                        =====        =====                      =====        =====
Weighted average common
 shares outstanding-Basic           5,396,932    5,757,767                  5,553,735    5,797,538

Dilutive effect of stock
 options and restricted stock
  awards computed using the
   treasury stock method               26,414      156,657                     32,970      155,708
                                    ---------    ---------                  ---------    ---------
Weighted average common
 shares outstanding-Diluted         5,423,346    5,914,424                  5,586,705    5,953,246
                                    =========    =========                  =========    =========

Net earnings per share-Basic        $    0.47    $    0.46                  $    1.36    $    1.29
                                        =====        =====                      =====        =====

Net earnings per share-Diluted      $    0.46    $    0.45                  $    1.35    $    1.26
                                        =====        =====                      =====        =====


        Weighted average options to purchase 399,250 and 75,000 shares of common stock were outstanding at September 30, 2000 and September 30, 1999, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Note 3.	Securities

	Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive loss, net of related income tax effects. At September 30, 2000 and December 31, 1999, the Company had no securities classified as trading securities.

	The amortized cost, estimated market value and carrying value of securities at September 30, 2000 and December 31, 1999 were as follows:

                                         Amortized     Estimated      Carrying
At September 30, 2000                      Cost       Market Value      Value
                                         ---------    ------------    ---------
                                                    (In Thousands)
Securities held to maturity
 US Government agency obligations       $   13,003   $    12,739     $   13,003
 Other corporate obligations                 5,009         4,835          5,009
                                            ------        ------         ------
   Total securities held to maturity    $   18,012   $    17,574     $   18,012
                                            ======        ======         ======
Securities available for sale
 US Government agency obligations       $  105,458   $   103,366     $  103,366
 Other corporate obligations                84,234        82,359         82,359
 Mortgage-backed securities:
  FNMA                                       4,003         4,016          4,016
  FHLMC                                      1,184         1,182          1,182
  GNMA                                         808           854            854
  SBA                                          326           326            326
                                            ------        ------         ------
   Total mortgage-backed securities          6,321         6,378          6,378
  Mutual Funds                                 900           852            852
  Marketable equity securities               9,925         9,755          9,755
                                           -------       -------        -------
   Total securities available for sale  $  206,838   $   202,710     $  202,710
                                           =======       =======        =======

                                    PAGE 8


                                         Amortized     Estimated      Carrying
At December 31, 1999                       Cost       Market Value      Value
                                         ---------    ------------    ---------
                                                    (In Thousands)
Securities held to maturity
 US Government agency obligations       $   13,007   $    12,525     $   13,007
 Other corporate obligations                 5,010         4,707          5,010
                                            ------        ------         ------
   Total securities held to maturity    $   18,017   $    17,232     $   18,017
                                            ======        ======         ======
Securities available for sale
 US Treasury obligations                $   19,988   $    20,031     $   20,031
 US Government agency obligations          105,454       102,026        102,026
 Other corporate obligations                71,824        69,424         69,424
 Mortgage-backed securities:
  FNMA                                       4,772         4,748          4,748
  FHLMC                                      1,526         1,505          1,505
  GNMA                                         870           910            910
  SBA                                          397           398            398
                                            ------        ------         ------
   Total mortgage-backed securities          7,565         7,561          7,561
  Mutual Funds                               7,149         7,024          7,024
  Marketable equity securities              10,693         9,506          9,506
                                           -------       -------        -------
   Total securities available for sale  $  222,673   $   215,572     $  215,572
                                           =======       =======        =======


Note 4.	Loans

        Loans consist of the following at:

                                           September 30,    December 31,
                                              2000              1999
                                           -------------    ------------
                                                   (In Thousands)

Commercial, financial and agricultural    $     42,288     $    41,837
Real estate-residential                        379,150         356,368
Real estate-commercial                         140,898         136,566
Real estate-construction and
 land development                                8,496           3,886
Installment                                      6,002           5,952
Other                                           24,349          24,085
                                               -------         -------
   Total loans                                 601,183         568,694
Less:
 Unearned income                                (1,126)         (1,248)
 Allowance for possible loan losses             (7,157)         (7,032)
                                               -------         -------
   Net loans                              $    592,900     $   560,414
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

	Changes in the allowance for possible loan losses are as follows:


                                                Three months ended       Nine months ended
                                                   September 30,           September 30,
                                               --------------------     -------------------
                                                2000         1999        2000        1999
                                               -------      -------     -------     -------
                                                  (In Thousands)           (In Thousands)

Balance, beginning of period                  $  7,032     $  7,170    $  7,032    $  7,122
Provision for possible loan losses                 150            0         230          50
Loans charged off                                  (36)        (128)       (274)       (425)
Recoveries of loans previously charged off          11           21         169         316
                                                 -----        -----       -----       -----
Balance, end of period                        $  7,157     $  7,063    $  7,157    $  7,063
                                                 =====        =====       =====       =====


	Information with respect to impaired loans consisted of the following at:


                                               September 30,     December 31,
                                                   2000              1999
                                               -------------     ------------
                                                        (In Thousands)

Recorded investment in impaired loans         $     1,607       $      489
                                                    =====             ====

Impaired loans with specific loss allowances  $     1,607       $      489
                                                    =====             ====

Loss allowances reserved on impaired loans    $       380       $      252
                                                     ====             ====


        The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $604,000 and $1,101,000 for the nine months ended September 30, 2000 and 1999, respectively. During the three and nine months ended September 30, 2000 and 1999, the Company recognized no income on impaired loans.

Note 5. Interest Bearing Deposits

        Interest bearing deposits consist of the following at:

                                 September 30,     December 31,
                                     2000              1999
                                 -------------     ------------
                                          (In Thousands)

NOW accounts                    $     208,488     $    195,833
Savings accounts                       84,597           85,770
Money market deposit accounts          12,743           17,516
Time certificates                     251,513          256,103
                                      -------          -------
                                $     557,341     $    555,222
                                      =======          =======


Note 6.	Supplemental Disclosures of Cash Flow Information


                                              Three months ended      Nine months ended
                                                 September 30,          September 30,
                                              -------------------     ------------------
                                               2000        1999        2000       1999
                                              -------     -------     -------    -------
                                                (In Thousands)          (In Thousands)

Cash paid for interest                       $  7,879    $  7,009    $ 22,932   $ 20,804
Income taxes paid                               1,100         850       4,625      2,875
Non-cash investing activities:
 Real estate acquired in settlement of loans        0         113         355        758


Note 7.	Stock Repurchase Programs

	On August 11, 1998, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares from time to time. As of May 3, 2000, the Company completed the repurchase of its stock under this Program.

	On May 3, 2000, the Company announced another Stock Repurchase Program, whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 566,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired or used for general corporate purposes. As of September 30, 2000, the Company had repurchased approximately 285,000 shares of common stock, with approximately 281,000 shares still available to be purchased under this Program.

Note 8.	Subsequent Event

	On October 3, 2000 Granite Bank, the Company's wholly-owned subsidiary, signed a definitive agreement with Webster Bank, a subsidiary of Webster Financial Corp., to purchase the two branch offices of their Olde Port Bank division located in the city of Portsmouth and the town of Hampton, both in New Hampshire. Based upon information obtained from Webster records, as of September 30, 2000, the loans to be acquired totaled approximately $45 million and the deposit and repurchase agreement liabilities to be assumed totaled approximately $46 million. Subject to regulatory approvals, the transaction is expected to close by December 31, 2000 and will be accounted for under the purchase method of accounting.

                 Granite State Bankshares, Inc. and Subsidiary
                         Part I - Financial Information
Item 2. Management's Discussion and Analysis of Financial Condition and
                             Results of Operations
                               September 30, 2000

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

        Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. Forward-looking statements are subject to numerous risks and uncertainties, including, but not limited to, those related to the economic environment, particularly in the market areas in which the company operates, competitive products and pricing, fiscal and monetary policies of the U.S. Government, changes in government regulations affecting financial institutions, including regulatory fees and capital requirements, changes in prevailing interest rates, acquisitions and the integration of acquired businesses, credit risk management, asset-liability management, the financial and securities markets and the availability of and costs associated with sources of liquidity.

        The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made. The Company wishes to advise readers that the factors listed above could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. The Company does not undertake and specifically declines any obligation to publicly release the result of any revisions which may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

Financial Condition

	Total assets increased by $17,452,000 or 2.01%, from $867,677,000 at December 31, 1999 to $885,129,000 at September 30, 2000. The increase in assets resulted primarily from increases in cash and due from banks and net loans, partially offset by a decrease in securities available for sale and interest bearing deposits in other banks.

	Cash and due from banks increased $3,289,000, from $18,575,000 at December 31, 1999 to $21,864,000 at September 30, 2000. The increase related primarily to an increase in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

	Interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, decreased $4,375,000, from $4,402,000 at December 31, 1999 to $27,000 at September 30, 2000. Interest
bearing deposits with other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

	Securities available for sale decreased $12,862,000, from $215,572,000 at December 31, 1999 to $202,710,000 at September 30, 2000. Proceeds from decreases in securities available for sale were primarily used to fund increases in net loans.

	Net loans were $592,900,000 at September 30, 2000, an increase of $32,486,000 from $560,414,000 at December 31, 1999. The most significant changes in the loan portfolio related to residential real estate loans, construction and land development real estate loans and commercial real estate loans. Residential real estate loans increased $22,782,000 to $379,150,000 or 63.07% of total loans outstanding at September 30, 2000 from $356,368,000 or 62.66% of total loans outstanding at December 31, 1999. The increase in residential real estate loans is the result of an increase in 3 to 7 year adjustable rate loans as higher interest rates encouraged borrowers into adjustable rate loans. Construction and land development real estate loans and commercial real estate loans increased $4,610,000 and $4,332,000, respectively. The increase in construction and land development real estate loans related primarily to two commercial real estate construction loans for which construction commenced in the second quarter of 2000.

	Total deposits increased $12,479,000, or 1.99%, from $628,018,000 at December 31, 1999 to $640,497,000 at September 30, 2000. The significant changes in deposits related to an increase in NOW accounts and demand deposits of $12,655,000 and $10,360,000, respectively, partially offset by a decrease in money market deposit accounts, time certificates and savings accounts of $4,773,000, $4,590,000 and $1,173,000, respectively. The increase in NOW accounts and demand deposits relates primarily to the success the Company has had in targeting these accounts as growth accounts. The changes in the balances of savings accounts related primarily to the timing of the cash needs of depositors. The decrease in money market deposit accounts and time certificates related primarily to depositors looking to achieve higher yields by investing their funds in alternate investment products.

	Securities sold under agreements to repurchase increased $3,966,000, from $75,042,000 at December 31, 1999 to $79,008,000 at September 30, 2000. The
increase related primarily to business investors having additional cash to invest in this product at September 30, 2000 compared to December 31, 1999.

	Other borrowings, which consist of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), increased $887,000 to $91,450,000 at September 30, 2000 from $90,563,000 at December 31, 1999. Changes in other borrowings during the nine months ended September 30, 2000 include the repayment of $20,000,000 of callable FHLB advances, with interest at the rate of 4.18% per annum, which were called by the FHLB in March 2000, partially offset by additional borrowings of $10,000,000 from the FHLB in March 2000 at a rate of 6.09% per annum with a maturity date of March 2010, callable at the option of the FHLB in March 2001, and quarterly thereafter until maturity. Repayments of amortizing FHLB debt were $36,000 during the nine months ended September 30, 2000. Additionally, at September 30, 2000, short-term overnight borrowings from the FHLB were $10,923,000, with interest at a weighted average rate of 6.90% per annum on September 30, 2000.

	Stockholders' equity increased $467,000 from $70,369,000 at December 31, 1999 to $70,836,000 at September 30, 2000. The increase related primarily to net earnings of $7,547,000 and a decrease in accumulated other comprehensive loss of $1,805,0000, partially offset by decreases of $6,297,000 for the purchase of treasury stock, net of shares reissued from treasury for stock options, and dividends declared of $2,657,000.

Subsequent Event

	On October 3, 2000 Granite Bank, the Company's wholly-owned subsidiary, signed a definitive agreement with Webster Bank, a subsidiary of Webster Financial Corp., to purchase the two branch offices of their Olde Port Bank division located in the city of Portsmouth and the town of Hampton, both in New Hampshire. Based upon information obtained from Webster records, as of September 30, 2000, the loans to be acquired totaled approximately $45 million and the deposit and repurchase agreement liabilities to be assumed totaled approximately $46 million. Subject to regulatory approvals, the transaction is expected to close by December 31, 2000 and will be accounted for under the purchase method of accounting. The transaction is expected to be immediately accretive to earnings in the year 2001.

Results of Operations

Net Earnings

	Net earnings for the three and nine months ended September 30, 2000 were $2,516,000 and $7,547,000, compared to $2,647,000 and $7,474,000 for the three and nine months ended September 30, 1999. Basic earnings per share were $.47 and $1.36 for the three and nine months ended September 30, 2000, compared to $.46 and $1.29 for the three and nine months ended September 30, 1999. Diluted earnings per share were $.46 and $1.35 for the three and nine months ended September 30, 2000 compared to $.45 and $1.26 for the three and nine months ended September 30, 1999. Earnings before income taxes, exclusive of net gains on sales of securities available for sale were $3,855,000 and $11,675,000, respectively, for the three and nine months ended September 30, 2000, compared to $3,747,000 and $10,951,000, respectively, for the three and nine months ended September 30, 1999, representing increases of 2.88% and 6.61%, respectively.

Interest and Dividend Income

	Interest and dividend income for the three and nine months ended September 30, 2000 was $16,042,000 and $46,935,000 compared to $14,932,000 and
$44,555,000 for the corresponding periods in 1999. The increase in interest and dividend income for the three and nine months ended September 30, 2000 compared to the three and nine months ended September 30, 1999 is attributable to an increase in the average balance of interest earning assets of $17,758,000 and $15,783,000, respectively, as well as an increase in the overall yield on interest earning assets to 7.70% and 7.63% for the three and nine months ended September 30, 2000 compared with 7.30% and 7.40% for the same periods in 1999. The increase in overall yield on interest earning assets resulted from a change in the mix of assets to higher yielding loans from lower yielding securities for the three and nine months ended September 30, 2000 compared to the same periods in 1999. Additionally the higher interest rate environment during 2000 as compared to 1999 resulted in an increase in the yield on loans to 8.26% and 8.21% for the three and nine months ended September 30, 2000 compared to 8.00% and 8.12% for the three and nine months ended September 30, 1999 and an increase in the yield on securities and interest earning investments from 5.75% and 5.76% for the three and nine months ended September 30, 1999 to 6.28% and 6.25% for the three and nine months ended September 30, 2000.

Interest Expense

	Interest expense for the three and nine months ended September 30, 2000 was $7,926,000 and $22,807,000 compared to $6,977,000 and $20,722,000 for the corresponding periods in 1999. The increase in interest expense for the three and nine months ended September 30, 2000 compared to the same periods in 1999 is primarily due to an increase in the cost of interest bearing liabilities to 4.35% and 4.23% for the three and nine months ended September 30, 2000 compared to 3.88% and 3.91% for the three and nine months ended September 30, 1999, as well as an increase in the average balance of total interest bearing liabilities of $11,860,000 and $10,627,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The average cost of savings deposits increased to 2.59% and 2.56% for the three and nine months ended September 30, 2000 compared to 2.41% and 2.39%, for the three and nine months ended September 30, 1999, and the average cost of time deposits increased to 5.57% and 5.41% for the three and nine months ended September 30, 2000 compared to 5.18% and 5.25% for the same periods in 1999. Average balances of savings deposits decreased $4,392,000 and $2,755,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999, while average time deposits increased $3,504,000 and decreased $2,592,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The average cost of securities sold under agreements to repurchase and other borrowed funds increased to 5.70% and 5.51% for the three and nine months ended September 30, 2000 compared to 4.71% for both the three and nine months ended September 30, 1999. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $12,748,000 and $15,974,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increase in the cost of interest bearing liabilities related primarily to the higher interest rate environment that was prevalent during the three and nine months ending September 30, 2000 as compared to the same periods in 1999. In addition, competition for time deposits amongst financial institutions contributed to the increase in the cost of these deposits. It is expected that competition for time deposits will continue, thereby increasing the cost of these deposits in future periods.

Net Interest and Dividend Income

	Net interest and dividend income increased by $161,000 and $295,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999. The increase for the three and nine months ended September 30, 2000 compared to the same periods in 1999 is primarily due to an increase in average net interest earning assets of $5,898,000 and $5,156,000, partially offset by a decrease in net interest rate spread from 3.42% and 3.49% for the three and nine months ended September 30, 1999 to 3.35% and 3.40% for the three and nine months ended September 30, 2000. The net yield on interest earning assets was 3.89% for both the three months ended September 30, 1999 and September 30, 2000 and decreased from 3.96% for the nine months ended September 30, 1999 to 3.92% for the nine months ended September 30, 2000.

Provision for Possible Loan Losses

	The provision for possible loan losses for the three and nine months ended September 30, 2000 was $150,000 and $230,000, compared to $0 and $50,000 for the three and nine months ended September 30, 1999. The increase for the three and nine months ended September 30, 2000, compared to the same periods in 1999, is primarily related to growth in the loan portfolio and an increase of $242,000 in nonperforming loans to $2,340,000 at September 30, 2000 compared to $2,098,000 at September 30, 1999. Net charge-offs for the three and nine months ended September 30, 2000 was $25,000 and $105,000, compared to $107,000 and $109,000, for the corresponding periods a year ago.

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

Noninterest Income

	Noninterest income for the three and nine months ended September 30, 2000 totaled $1,420,000 and $4,068,000, compared to $1,651,000 and $4,239,000 for the same periods in 1999. The decrease of $231,000 and $171,000 for the three and nine months ended September 30, 2000 compared to the same periods in 1999 relates primarily to decreases in net gains on sales of securities available for sale of $321,000 and $606,000, respectively, and decreases in net gains on sales of loans of $33,000 and $185,000, respectively, partially offset by increases in customer account fees and service charges of $31,000 and $153,000, respectively, and other noninterest income of $110,000 and $500,000, respectively. The decrease in net gains on sales of loans in the secondary mortgage market was as a result of a decrease in loans originated for and sold into the secondary mortgage market in 2000 compared to 1999, due to increases in interest rates in the latter part of 1999 and the first nine months of 2000, which encouraged borrowers into adjustable rate loan products which the bank retains in its loan portfolio. The higher interest rate environment also slowed refinance activity. The increase in customer account fees and service charges relates primarily to changes in certain fees and service charges for both commercial and retail customers which were implemented January 1, 2000. The increase in other noninterest income is primarily related to increases in the cash surrender value of life insurance policies as well as increases in commissions from brokerage activities.

Noninterest Expense

	Noninterest expense for the three and nine months ended September 30, 2000 was $5,448,000 and $16,202,000, respectively, compared to $5,455,000 and
$16,376,000, respectively, for the same periods a year earlier. The decrease of $7,000 for the three months ended September 30, 2000 compared to the same period in 1999 relates primarily to a decrease of $218,000 in other real estate owned expense, partially offset by increases in salaries and benefits expense, occupancy and equipment expense and other expense of $23,000, $74,000 and $114,000, respectively. The decrease of $174,000 for the nine months ended September 30, 2000, compared to the same period in 1999 relates primarily to decreases of $396,000 in other real estate owned expense and $34,000 in other noninterest expenses, partially offset by increases of $44,000 in salaries and benefits expense and $212,000 in occupancy and equipment expense. The decrease in other real estate owned expense is due to the Company continuing its effort to reduce the number of properties held in other real estate owned, including net gains realized on sales of other real estate owned. The increase in occupancy and equipment expense is attributable to a $93,000 writedown of bank buildings on property used as a branch office which closed in July 2000 and an increase in expense related to maintenance agreements.

Income Taxes

	Income tax expense for the three and nine months ended September 30, 2000 was $1,422,000 and $4,217,000, compared with $1,504,000 and $4,172,000 for the same periods in 1999. Income tax expense as a percentage of earnings before income taxes was 36.11% and 35.85%, respectively, for the three and nine months ended September 30, 2000 and 36.23% and 35.82%, respectively, for the three and nine months ended September 30, 1999.

Risk Elements

	Total nonperforming loans increased from $1,516,000 or 0.27% of total loans, at December 31, 1999, to $2,340,000 or 0.39% of total loans, at September 30, 2000. During the same period, other real estate owned, decreased from $1,288,000 to $266,000. The allowance for possible loan losses as a percent of total nonperforming loans was 305.85% at September 30, 2000, compared with 463.85% at December 31, 1999.

	As shown in the following table, nonperforming assets as a percentage of total assets were 0.29% and 0.32%, as of September 30, 2000 and December 31, 1999, respectively.


                                      September 30, 2000    December 31, 1999
                                      ------------------    -----------------
                                                  ($ in Thousands)
Loans 90 days or more past due
 and still accruing                  $        11           $         4
                                             ===                   ===

Nonaccrual/nonperforming loans       $     2,340           $     1,516

Other real estate owned                      266                 1,288
                                           -----                 -----
    Total nonperforming assets       $     2,606           $     2,804
                                           =====                 =====

Allowance for possible loan losses   $     7,157           $     7,032

Nonperforming loans as a percent
 of total loans                            0.39%                 0.27%

Allowance for possible loan losses
 as a percent of total nonperforming
  loans                                  305.85%               463.85%

Nonperforming assets as a percent
 of total assets                           0.29%                 0.32%


Liquidity

	The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At September 30, 2000, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $91,450,000, with an additional available borrowing capacity of approximately $258,516,000; interest bearing deposits with other banks were $27,000 and securities available for sale were $202,710,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $210,115,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $6,378,000, is approximately 68 months. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

	The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at September 30, 2000 and December 31, 1999.

	Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At September 30, 2000 and December 31, 1999, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at September 30, 2000, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

	At September 30, 2000 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                            September 30, 2000
                                           ---------------------
                                           Subsidiary
                                              Bank       Company
                                           ----------    -------

Tier I leverage capital to average assets      8.02%       8.15%

Tier I capital to risk-weighted assets        11.91%      12.11%

Total capital to risk-weighted assets         13.11%      13.31%


	On August 11, 1998, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 5% of the Company's outstanding common shares from time to time. As of May 3, 2000, the Company completed the repurchase of its stock under this Program.

	On May 3, 2000, the Company announced another Stock Repurchase Program, whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 566,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired or used for general corporate purposes. As of September 30, 2000, the Company had repurchased approximately 285,000 shares of common stock, with approximately 281,000 shares still available to be purchased under this Program.

Consolidated Quarterly Average Balances and Interest Rates

	The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                                              Granite State Bankshares, Inc. and Subsidiary
                                        Consolidated Quarterly Average Balances and Interest Rates
                                                             ($ in Thousands)



                                                         2000                                    1999
                               --------------------------------------------------------    ----------------
                                Third Quarter       Second Quarter      First Quarter       Fourth Quarter
                               Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate
                               ---------  -----    ---------  -----    ---------  -----    ---------  -----

Assets:
  Loans                       $  592,378  8.26%   $  576,778  8.27%   $  567,743  8.10%   $  565,229  8.01%
  Securities and
   interest earning
    investments                  236,683  6.28%      239,212  6.26%      251,451  6.21%      255,355  5.96%
                                 -------             -------             -------             -------
     Total interest
      earning assets             829,061  7.70%      815,990  7.68%      819,194  7.52%      820,584  7.37%

  Noninterest earning
   assets                         56,406              54,330              54,015              61,975
  Allowance for possible
   loan losses                    (7,054)             (7,028)             (7,013)             (7,058)
                                 -------             -------             -------             -------
     Total Assets             $  878,413          $  863,292          $  866,196          $  875,501
                                 =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits            $  303,556  2.59%   $  307,725  2.60%   $  300,055  2.50%   $  310,601  2.41%
  Time deposits                  255,179  5.57%      255,729  5.40%      256,757  5.27%      251,269  5.28%
  Securities sold under
   agreements to repurchase
    and other borrowed funds     165,869  5.70%      150,780  5.55%      164,566  5.27%      161,129  4.77%
                                 -------             -------             -------             -------
     Total int. bearing
      liabilities                724,604  4.35%      714,234  4.22%      721,378  4.12%      722,999  3.93%

  Noninterest bearing
   deposits                       81,693              76,955              71,336              76,860
  Other liabilities                2,100               2,168               2,664               2,792
  Stockholders' equity            70,016              69,935              70,818              72,850
                                 -------             -------             -------             -------
Total liab. and
 stockholders' equity         $  878,413          $  863,292          $  866,196          $  875,501
                                 =======             =======             =======             =======

Interest rate spread                      3.35%               3.46%               3.40%               3.44%
                                          =====               =====               =====               =====

Net average earning
 balance / Net yield
  on interest earning
   assets                     $  104,457  3.89%   $  101,756  3.98%   $   97,816  3.89%   $   97,585  3.90%
                                 =======  =====      =======  =====       ======  =====       ======  =====


                                                         1999                                    1998
                               --------------------------------------------------------    ----------------
                                Third Quarter       Second Quarter      First Quarter       Fourth Quarter
                               Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate    Avg. Bal.   Rate
                               ---------  -----    ---------  -----    ---------  -----    ---------  -----

Assets:
  Loans                       $  560,027  8.00%   $  556,014  8.14%   $  557,245  8.22%   $  550,627  8.25%
  Securities and
   interest earning
    investments                  251,276  5.75%      241,779  5.74%      250,600  5.78%      250,425  5.72%
                                 -------             -------             -------             -------
     Total interest
      earning assets             811,303  7.30%      797,793  7.42%      807,845  7.47%      801,052  7.46%

  Noninterest earning
   assets                         58,521              59,725              56,931              60,832
  Allowance for possible
   loan losses                    (7,164)             (7,198)             (7,133)             (7,565)
                                 -------             -------             -------             -------
     Total Assets             $  862,660          $  850,320          $  857,643          $  854,319
                                 =======             =======             =======             =======

Liabilities and
 stockholders' equity:
  Savings deposits            $  307,948  2.41%   $  309,037  2.38%   $  302,555  2.37%   $  302,579  2.47%
  Time deposits                  251,675  5.18%      259,576  5.22%      264,321  5.36%      267,443  5.49%
  Securities sold under
   agreements to repurchase
    and other borrowed funds     153,121  4.71%      133,366  4.72%      146,797  4.69%      135,860  4.64%
                                 -------             -------             -------             -------
     Total int. bearing
      liabilities                712,744  3.88%      701,979  3.88%      713,673  3.96%      705,882  4.03%

  Noninterest bearing
   deposits                       75,088              72,709              67,801              71,709
  Other liabilities                2,546               2,144               2,998               3,248
  Stockholders' equity            72,282              73,488              73,171              73,480
                                 -------             -------             -------             -------
Total liab. and
 stockholders' equity         $  862,660          $  850,320          $  857,643          $  854,319
                                 =======             =======             =======             =======

Interest rate spread                      3.42%               3.54%               3.51%               3.43%
                                          =====               =====               =====               =====

Net average earning
 balance / Net yield
  on interest earning
   assets                     $   98,559  3.89%   $   95,814  4.01%   $   94,172  3.97%   $   95,170  3.90%
                                 =======  =====      =======  =====       ======  =====       ======  =====


                 Granite State Bankshares, Inc. and Subsidiary
                Part I  Item 3 and  Part II - Other Information
                              September 30, 2000


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

                            GRANITE STATE BANKSHARES, INC.



                            /s/ Charles W. Smith
                            _______________________________________
Dated: November 10, 2000    By:     Charles W. Smith
                                    Chairman and
                                    Chief Executive Officer


                            /s/ William G. Pike
                            _______________________________________
Dated:   November 10, 2000  By:     William G. Pike
                                    Executive Vice President and
                                    Chief Financial Officer