Form 10-K
period 2000-12-31
GRANITE STATE BANKSHARES INC
filed 2001-03-23
CIK 792360

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 Annual Report Pursuant to Section 13 or 15 (d)
                     of the Securities Exchange Act of 1934

           For the fiscal year ended               Commission File No. 0-14895
           December 31, 2000

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

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing bid price of March
14, 2001, was $98,638,980. For purposes of this calculation, the affiliates of the Registrant include its directors and executive officers. Although such directors and executive officers of the Registrant performing policy-making functions were assumed to be "affiliates" of the Registrant, this classification is not to be interpreted as an admission of such status.

      As of March 14, 2001, the number of shares of the Registrant's common stock outstanding of record (exclusive of treasury shares) was 5,360,220.

                           DOCUMENTS INCORPORATED
                                BY REFERENCE

      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Annual Report on Form 10-K:


        Document                        Part
        --------                        ----

Annual Report to Stockholders for       Part I, Item 1 (c) (5),
the year ended December 31, 2000       "Statistical Information"

                                        Part II, Item 6
                                        "Selected Financial Data"


                                        Part II, Item 7,
                                        "Management's Discussion and
                                        Analysis of Financial Condition and
                                        Results of Operations"


                                        Part II, Item 7a,
                                        "Quantitative and Qualitative
                                        Disclosures About Market Risk"

                                        Part II, Item 8
                                        "Financial Statements and
                                        Supplementary Data"


Proxy Statement for the 2001            Part III, Item 10,
Annual Meeting of Stockholders          "Directors and Executive Officers
                                        of the Registrant"


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

                                    PART I

Item 1. Description of Business

      (a) General Development of Business

      Granite State Bankshares, Inc. ("Granite State" or "Company") is a single-bank holding company which was formed in 1986 to acquire all of the stock of the Granite Bank, formerly Granite Bank of Keene and Keene Savings Bank, upon its conversion from a mutual savings bank to a state-chartered guaranty (stock) savings bank. Since that time, the Company has acquired the two branch offices of Olde Port Bank (a division of Webster Bank), Primary Bank, the Durham Trust Company, First Northern Co-operative Bank, First National Bank of Peterborough and the Granite Bank of Amherst.

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

      Effective at year end 2000, the Company completed its acquisition of two branch offices of Olde Port Bank, a division of Webster Bank. See also Note 2 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 2000, which is incorporated herein by reference.

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

      The Company's distribution network for its services is comprised of its main office in Keene, full-service banking offices in Antrim, Chesterfield, Concord, Durham, Hampton, Hillsborough, Jaffrey, Merrimack, Milford, Nashua, Portsmouth, Peterborough and Weare and 44 automatic teller machines ("ATMs") located in Antrim, Amherst, Chesterfield, Concord, Dublin, Durham, Fitzwilliam, Greenfield, Hampton, Hillsborough, Jaffrey, Keene, Merrimack, Milford, Nashua, Portsmouth, Peterborough, West Swanzey, North Swanzey and Weare. All of the office and ATM locations are in the State of New Hampshire. The Bank offers its products and services online through its internet banking branch, GRANITe-bank.

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

      For additional information relating to the Company's risk management processes, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Stockholders for the year ended December 31, 2000, which is incorporated herein by reference.

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

      The Bank is required under New Hampshire law to maintain a reserve of the lesser of not less than 12% of the amount of demand deposits and 5% of the amount of time and savings deposits in cash or in specified short-term investments, or the reserve requirements established by the FRB. At December 31, 2000 this requirement was satisfied.

      Granite State is also subject to the periodic examination and reporting requirements of the Commissioner. Under New Hampshire law, Granite State may not acquire ownership or control of more than 12 banking affiliates, including (i) banking institutions chartered by the state and actively engaged in business as such in the State and (ii) national banks authorized to transact business in the State, neither may it acquire ownership or control of any of the foregoing if, as a result, the Company and its banking affiliates would hold deposits in New Hampshire in excess of 30% of the total deposits of all federal and state-chartered banking institutions, including savings associations, operating in New Hampshire. At the present time the total of the Bank's deposits are substantially less than 30% of total New Hampshire deposits.

      The Bank pays assessments to the Commissioner's office to support its operations. In 2000, these assessments totaled $13,137.

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

Investment Authority
--------------------

      The FDIC regulations restrict investments by and activities of insured state banks such as the Bank. Effective December 19, 1992, neither state banks nor their subsidiaries may engage in activities, as principal, not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is in compliance with and continues to comply with applicable federal capital standards. Additionally, subject to exceptions for majority-owned subsidiaries and certain other limited exceptions, state banks may not acquire or retain any equity investment of a type or in an amount not permissible for national banks. The Federal Deposit Insurance Act does contain a partial exception from these requirements for stock and mutual fund ownership by banks which were authorized to make such investments by state law and had made such investments during a specified time period. The Bank believed it qualified for the exception and applied to the FDIC for approval. During 1993, the Bank received approval from the FDIC to invest in equity securities listed on a national exchange and registered shares of mutual funds, which are otherwise impermissible investments for national banks, in an amount not to exceed 100 percent of its Tier 1 capital, which amounted to $66,442,000 at December 31, 2000.

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

      Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights and purchased credit card relationships), identified losses and investments in certain subsidiaries. At December 31, 2000, the Bank's ratio of core capital to average total assets equaled 7.44%, which exceeded the minimum leverage requirement.

      The FDIC also requires that banks meet a risk-based capital standard.
The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.00%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage capital requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2000, the Bank met its risk based capital requirements with a core risk-based capital to risk-weighted assets ratio of 10.28% and a total risk-based capital to risk-weighted assets ratio of 11.50%.

Prompt Corrective Action Regulations
------------------------------------

      Effective December 19, 1992, the regulatory agencies, including the FDIC, were authorized to take certain supervisory actions against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The regulations generally require subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2% of assets, which appointment is to be made within a maximum of 270 days after the threshold is reached. At December 31, 2000, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations. See also Capital Resources and Liquidity - Capital Resources in the Management's Discussion and Analysis Section of the Annual Report to Stockholders for the year ended December 31, 2000.

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

Insurance of Deposits
---------------------

      The deposit accounts of the Bank are insured by the FDIC up to applicable limits, generally $100,000 per insured depositor. The FDIC issues regulations, conducts periodic examinations, requires the filing of reports and generally supervises the operations of its insured banks. The approval of the FDIC is required prior to a merger or consolidation, or the establishment or relocation of an office facility. The majority of the Bank's deposits are insured by the Bank Insurance Fund ("BIF"). Approximately 6.0% of the Bank's deposits are OAKAR deposits, which are deposits purchased from institutions previously insured by the Savings Association Insurance Fund ("SAIF"), and which are assessed at the premium rate applicable to SAIF deposits.

      During 2000, the Bank paid annual insurance premiums of $130,000 compared with $95,000 in 1999.

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

      Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the now defunct Federal Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the BIF, such as the Bank. Until December 31, 1999, the rate of assessment for BIF-assessable deposits was one-fifth of the rate imposed on deposits insured by the SAIF. Effective January 1, 2000, the rate of assessment for BIF and SAIF deposits is the same. The weighted average annual assessment rate for 2000 on the Bank's deposits was 0.0207%.

Federal Reserve System
----------------------

      Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the Bank's cost of funds. For most of 2000, these regulations required reserves of 3% of total transaction accounts of up to $44.3 million. Total transaction accounts amounting to over $44.3 million required a reserve of $1.4 million plus 10% (this rate is set by the FRB and can range from 8% to 14%) of that portion of total transaction accounts in excess of such amount. Institutions were permitted to designate and exempt $5.0 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with its reserve requirements at December 31, 2000. The Bank also has the authority to borrow from the Federal Reserve Board "discount window" to meet its short-term liquidity needs.

      During December, 2000, the amount of reservable liabilities exempt from reserve requirements was increased to $5.5 million and the level at which reservable liabilities would be subject to the 10% rate was lowered to $42.8 million.

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

      The Federal Reserve Board has issued guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks which are members of the Federal Reserve System. These capital requirements generally call for an 8 percent total capital ratio, of which 4 percent must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighting assets and off-balance sheet instruments according to their relative credit risks. In addition to the risk-based capital standard, bank holding companies such as the Company must maintain a minimum leverage ratio of Tier I capital to total assets of at least 4 percent, with Tier I capital for this purpose being defined consistent with the risk-based capital guidelines. At December 31, 2000, Granite State had consolidated Tier I and total risk-based capital ratios of 10.39% and 11.61%, respectively and a leverage ratio of Tier I capital to average total assets of 7.52%.

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

      As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the aggregate of unpaid residential mortgage loan balances and the carrying value of mortgage-backed securities outstanding at the end of the year; a percentage of its outstanding advances from the FHLB of Boston; or 1% of 30% of total assets. As of December 31, 2000, Granite Bank held stock in the FHLB in the amount of $7,201,000 and was required to maintain an investment in such stock of $5,026,000.

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

            (4) Employees

      As of December 31, 2000, Granite State and its subsidiary employed 266 full time equivalent officers and employees. Granite State considers relations with its employees to be satisfactory. None of the employees of the Company or its subsidiary are represented by a collective bargaining group.

            (5) Statistical Information

      The statistical information on Granite State set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

                  (A) Distribution of Assets, Liabilities, and Stockholders'
                      Equity; Interest Rates and Interest Differential

      Information regarding the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential for each of the three years in the period ended December 31, 2000, on page 22 of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference.

                  (B) Rate/Volume Analysis

      Information regarding the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities attributable to changes in interest rates and changes in volume for each of the two years in the period ended December 31, 2000, on page 23 of the Annual Report to Stockholders for the year ended December 31, 2000 are incorporated herein by reference.

                  (C) Investment Portfolio

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of estimated income taxes. The Company classifies its securities into three categories: held-to-maturity, available-for-sale and held for trading. The Company had no securities classified as trading securities at or during the years ended December 31, 2000, 1999 and 1998.

      The following table sets forth the amortized cost, unrealized gains and losses, and estimated market values of securities held to maturity and securities available for sale at December 31, 2000, 1999 and 1998.


                                                                                  Estimated
                                         Amortized    Unrealized    Unrealized      Market
                                            Cost        Gains         Losses        Value
                                         ---------    ----------    ----------    ----------
                                                           (In Thousands)
Securities held to maturity
At December 31, 2000
 US Government agency obligations       $  13,003    $        3    $       36    $   12,970
 Other corporate obligations                5,008                          56         4,952
                                           ------        ------        ------        ------
  Total securities held to maturity     $  18,011    $        3    $       92    $   17,922
                                           ======        ======        ======        ======
Securities available for sale
At December 31, 2000
 US Government agency obligations       $ 100,504    $        5    $      459    $  100,050
 Other corporate obligations               84,245           265         1,368        83,142
 Mortgage-backed securities:
  FNMA                                      3,904            44             7         3,941
  FHLMC                                     1,161            12                       1,173
  GNMA                                        767            73                         840
  SBA                                         310             5                         315
                                          -------         -----         -----        ------
   Total mortgage-backed securities         6,142           134             7         6,269
  Mutual Funds                                900            98            21           977
  Marketable equity securities              6,525           318           759         6,084
                                          -------         -----         -----       -------
   Total securities available for sale  $ 198,316    $      820    $    2,614    $  196,522
                                          =======         =====         =====       =======
Securities held to maturity
At December 31, 1999
 US Government agency obligations       $  13,007                  $      482    $   12,525
 Other corporate obligations                5,010                         303         4,707
                                           ------        ------        ------        ------
  Total securities held to maturity     $  18,017    $        0    $      785    $   17,232
                                           ======        ======        ======        ======
Securities available for sale
At December 31, 1999
 US Treasury obligations                $  19,988    $       43                  $   20,031
 US Government agency obligations         105,454                  $    3,428       102,026
 Other corporate obligations               71,824            27         2,427        69,424
 Mortgage-backed securities:
  FNMA                                      4,772            20            44         4,748
  FHLMC                                     1,526             1            22         1,505
  GNMA                                        870            40                         910
  SBA                                         397             2             1           398
                                          -------         -----         -----        ------
   Total mortgage-backed securities         7,565            63            67         7,561
  Mutual Funds                              7,149            47           172         7,024
  Marketable equity securities             10,693           909         2,096         9,506
                                          -------         -----         -----       -------
   Total securities available for sale  $ 222,673    $    1,089    $    8,190    $  215,572
                                          =======         =====         =====       =======
Securities held to maturity
At December 31, 1998
 US Government agency obligations       $  17,265    $      230                  $   17,495
 Other corporate obligations                5,012            41                       5,053
                                           ------         -----         -----        ------
  Total securities held to maturity     $  22,277    $      271    $        0    $   22,548
                                           ======         =====         =====        ======
Securities available for sale
At December 31, 1998
 US Treasury obligations                $  82,521    $    1,195                  $   83,716
 US Government agency obligations          55,961           112    $       75        55,998
 Other corporate obligations               46,593           150           286        46,457
 Mortgage-backed securities:
  FNMA                                      7,045            35            49         7,031
  FHLMC                                     2,876             2            25         2,853
  GNMA                                      1,190            59             3         1,246
  SBA                                         552            16                         568
                                           ------         -----         -----        ------
   Total mortgage-backed securities        11,663           112            77        11,698
  Mutual Funds                              6,326           105            29         6,402
  Marketable equity securities             14,122         2,785         1,413        15,494
                                          -------         -----         -----       -------
   Total securities available for sale  $ 217,186    $    4,459    $    1,880    $  219,765
                                          =======         =====         =====       =======


      As a member of the FHLB of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 1% of 30% of total assets, or a percentage of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 2000, 1999 and 1998, the Company had investments in FHLB of Boston stock of $7,201,000 for each of the three years, respectively. At December 31, 2000 the weighted average yield on FHLB of Boston stock was 8.00%.

      The following table sets forth the maturity distribution of securities held to maturity and securities available for sale at December 31, 2000 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).


                                       Amortized      Weighted
                                         Cost       Average Yield
                                       ---------    -------------
                                    (In Thousands)

US Government Agency obligations
 Due within 1 year                           -             -
 Due after 1 but within 5 years       $  101,512         6.03%
 Due after 5 but within 10 years          11,995         6.73%
                                         -------
  Total                                  113,507         6.10%
                                         -------
Other corporate obligations
 Due within 1 year                        11,026         5.65%
 Due after 1 but within 5 years           58,174         6.56%
 Due after 5 but within 10 years           1,268         6.45%
 Due after 10 years                       18,785         8.31%
                                          ------
  Total                                   89,253         6.82%
                                          ------
Mortgage-backed securities
 Due within 1 year                             8         8.37%
 Due after 1 but within 5 years              942         6.27%
 Due after 5 but within 10 years               -           -
 Due after 10 years                        5,192         7.38%
                                         -------
  Total                                    6,142         7.21%
                                         -------
Total debt securities                    208,902         6.44%
Mutual fund shares*                          900         2.48%
Marketable equity securities*              6,525         3.38%
Net unrealized losses on
 securities available for sale            (1,794)
                                         -------
Total securities held to maturity
 and securities available for sale    $  214,533         6.33%
                                         =======


      Included in total debt securities above are U.S. Government Agency and other corporate obligations classified as securities held to maturity, with an amortized cost of $18,011,000, $16,008,000 of which are due after one year, but within five years, with a weighted average yield of 6.34% and $2,003,000 of which are due after five years, but within ten years with a weighted average yield of 7.00%. All other debt securities are classified as securities available for sale.

      *Mutual fund shares and marketable equity securities have no stated maturity, and are therefore considered to be due after 10 years.

      The Company did not own any securities of an individual issuer, with a book value in excess of 10% of stockholders' equity, excluding U.S. Treasury and U.S. Government agency obligations, at December 31, 2000.

            (D) Loan Portfolio

      The following table shows Granite State's loan distribution as of December 31:


                                                  2000       1999       1998       1997       1996
                                                --------   --------   --------   --------   --------
                                                                   (In Thousands)

Commercial, financial and agricultural         $  50,750  $  41,837  $  48,418  $  68,513  $  63,543
Real estate-residential                          394,286    356,368    328,243    245,577    200,983
Real estate-commercial                           177,453    136,566    146,093    151,474    139,400
Real estate-construction and land development      5,385      3,886      2,281      6,000      5,355
Installment                                        6,547      5,952      7,809     11,588     12,076
Other                                             22,964     24,085     22,855     26,013     20,940
                                                 -------    -------    -------    -------    -------
    Total Loans                                  657,385    568,694    555,699    509,165    442,297
Less:
 Allowance for possible loan losses               (7,854)    (7,032)    (7,122)    (7,651)    (6,253)
 Unearned income                                  (1,177)    (1,248)    (1,506)    (1,432)    (1,860)
                                                 -------    -------    -------    -------    -------
    Net Loans                                  $ 648,354  $ 560,414  $ 547,071  $ 500,082  $ 434,184
                                                 =======    =======    =======    =======    =======


      Included in real estate - residential loans in the table above are multi-family real estate loans of $43,140,000, $39,477,000, $36,184,000,
$36,483,000 and $26,156,000, respectively, at December 31, 2000, 1999, 1998,
1997 and 1996.

            (E) Maturity of Loans

      The following table shows the maturity distribution of loans outstanding, excluding non-accrual loans of $3,201,000 as of December 31, 2000.


                                                One Year     Over One Year       Over
                                                 or Less     to Five Years    Five Years     Total
                                                ---------    -------------    ----------    --------
                                                                     (In Thousands)

Commercial, financial and agricultural         $   11,306   $     18,329     $   20,808    $  50,443
Real estate-residential                             3,073         12,705        377,688      393,466
Real estate-commercial                              8,067         29,669        137,687      175,423
Real estate-construction and land development       2,969          1,272          1,130        5,371
Installment                                         1,884          4,379            256        6,519
Other                                               1,953          1,949         19,060       22,962
                                                   ------         ------        -------      -------
                                               $   29,252   $     68,303     $  556,629    $ 654,184
                                                   ======         ======        =======      =======
Loans maturing after one year:
 Fixed interest rate                                        $     40,104     $  155,186    $ 195,290
 Variable interest rate                                           28,199        401,443      429,642
                                                                  ------        -------      -------
                                                            $     68,303     $  556,629   $  624,932
                                                                  ======        =======      =======


      Included in the loan maturity table above, are loans with a variable interest rate totaling $28,199,000 which are scheduled to mature in one to five years, of which $23,203,000 are scheduled to reprice within one year or less, with the remaining $4,996,000 scheduled to reprice within one to five years. Also included in the loan maturity table, are loans with a variable interest rate totaling $401,443,000 which are scheduled to mature after five years, of which $126,037,000 are scheduled to reprice within one year or less; $218,944,000 which are scheduled to reprice within one to five years, with the remaining $56,462,000 scheduled to reprice after five years.

            (F) Nonperforming Loans and Assets

      The following table summarizes Granite State's nonperforming loans and assets at December 31. Amounts shown reflect principal only.


                                                 2000     1999     1998     1997     1996
                                                ------   ------   ------   ------   ------
                                                             ($ In Thousands)
Nonperforming Loans:
Commercial, financial and agricultural         $   307  $   475  $   678  $   956  $   204
Real estate-residential                            820      746    1,347    1,489    2,707
Real estate-commercial                           2,030      294      592    4,261    1,032
Real estate-construction and land development       14        0      378       92      102
Installment and other                               30        1       18      347       41
                                                 -----    -----    -----    -----    -----
    Total nonperforming loans                    3,201    1,516    3,013    7,145    4,086

Other real estate owned                            416    1,288    1,601    1,905    3,492
                                                 -----    -----    -----    -----   ------
Total nonperforming loans and other
 real estate owned                             $ 3,617  $ 2,804  $ 4,614  $ 9,050  $ 7,578
                                                 =====    =====    =====    =====   ======
Percentage of nonperforming loans and
 other real estate owned to total loans
  receivable                                     0.55%    0.49%    0.83%    1.78%    1.71%
                                                 =====    =====    =====    =====    =====
Percentage of nonperforming loans and
 other real estate owned to total assets         0.38%    0.32%    0.53%    1.11%    0.95%
                                                 =====    =====    =====    =====    =====
Loans delinquent 90 days or more still
 accruing, not included in above               $     0  $     4  $   146  $   535  $    93
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

      For the year ended December 31, 2000, the gross interest income on nonperforming loans that would have been recorded, had such loans been current in accordance with their original terms amounted to $239,000. The amount of interest income on those loans included in net earnings for the year ended December 31, 2000 amounted to $110,000.

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

      Other real estate owned at December 31 was comprised as follows:


                                        2000     1999     1998     1997     1996
                                       ------   ------   ------   ------   ------
                                                     (In Thousands)

Condominiums and apartment projects            $    55  $   131  $   371  $   780
Single family housing projects        $   171      794      739      792    1,281
Retail and office                                                              83
Non-retail commercial                     268      691      756      773      798
Residential                               187      235      451      437    1,078
                                        -----    -----    -----    -----    -----
                                          626    1,775    2,077    2,373    4,020

Less: Valuation allowance                 210      487      476      468      528
                                        -----    -----    -----    -----    -----
                                      $   416  $ 1,288  $ 1,601  $ 1,905  $ 3,492
                                        =====    =====    =====    =====    =====


      As of December 31, 2000, there were no loan concentrations exceeding 10% of total loans.

      As of December 31, 2000, neither Granite State nor its subsidiary, Granite Bank, had any foreign loans.

                  (G) Summary of Loan Loss Experience and Allocation
                      of the Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the risks inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions and/or concentrations; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions; historical loan charge-off experience;
and the results of bank regulatory examinations. At December 31, 1997, the level of the allowance was higher than the level of the allowance at December 31, 1996 due primarily to increases in nonperforming and impaired loans, and an increase in the total loan portfolio, including growth in commercial business loans and commercial real estate loans. At December 31, 1998, the level of the allowance was lower than the 1997 level, due to reductions in the level of nonperforming and impaired loans in 1998 compared with 1997, increased net charge-offs for 1998 compared with 1997, as well as a change in the mix of loans to primarily residential real estate loans which accounted for 59.1% of the total loan portfolio at December 31, 1998 compared to 48.2% at December 31, 1997, while commercial real estate and commercial, financial and agricultural loans accounted for 35.0% of the total loan portfolio in 1998 compared to 43.2% in 1997. The amount of the allowance for possible loan losses decreased at December 31, 1999 compared to December 31, 1998, primarily as a result of decreases in nonperforming and impaired loans, the low level of net charge-offs in 1999 and the continuing change in the composition of the loan portfolio which was more predominantly residential real estate in 1999, partially offset by the overall growth of the loan portfolio. Residential real estate loans comprised 62.7% of the loan portfolio at December 31, 1999 compared to 59.1% at December 31, 1998. Commercial real estate loans and commercial, financial and agricultural loans comprised 31.4% of the loan portfolio at December 31, 1999 compared to 35.0% at December 31, 1998. At December 31, 2000 the level of the allowance was higher than at December 31, 1999, primarily as a result of an increase in nonperforming and impaired loans, the overall growth of the loan portfolio and the allowance of the loan portfolio acquired in connection with the year end 2000 acquisition of the two Olde Port Bank branch offices. While management believes that the allowance for possible loan losses at December 31, 2000 is adequate based on its current review and estimates, further provisions to the allowance may be necessary if the market in which the Company operates deteriorates. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based upon judgments which may be different from those of management.

      Changes in the allowance for possible loan losses for the year ended December 31 are as follows:


                                                2000     1999     1998     1997     1996
                                               ------   ------   ------   ------   ------
                                                             (In Thousands)

Balance at beginning of year                  $ 7,032  $ 7,122  $ 7,651  $ 6,253  $ 7,151
 Allowance of loan portfolio related
  to branch acquisition                           606
 Provision for possible loan losses               330       50    1,125    2,425    1,372
 Loans charged off                               (324)    (559)  (2,113)  (1,205)  (3,020)
 Recoveries of loans previously charged off       210      419      459      178      750
Balance at end of year                          -----   ------   ------   ------   ------
                                              $ 7,854  $ 7,032  $ 7,122  $ 7,651  $ 6,253
                                                =====   ======   ======   ======   ======


      A summary of loan charge-offs by loan category for the year ended December 31, follows:


                                                  2000     1999     1998     1997     1996
                                                 ------   ------   ------   ------   ------
                                                               (In Thousands)

Commercial, financial and agricultural          $    91  $    76  $   503  $   356  $   684
Real estate-residential                             118      113      298      613      918
Real estate-commercial                               32      326      903      150      907
Real estate-construction and land development         0        0       15       19       78
Installment and other loans                          83       44      394       67      433
                                                   ----    -----    -----    -----    -----
                                                $   324  $   559  $ 2,113  $ 1,205  $ 3,020
                                                   ====    =====    =====    =====    =====


      A summary of loan recoveries by loan category for the year ended December 31, follows:


                                                 2000     1999     1998     1997     1996
                                                ------   ------   ------   ------   ------
                                                              (In Thousands)

Commercial, financial and agricultural         $    42  $   258  $    82  $    35  $   460
Real estate-residential                             24       67      199       64       60
Real estate-commercial                              77       67       78       56      105
Real estate-construction and land development       50        0        1        1       57
Installment and other loans                         17       27       99       22       68
                                                  ----     ----     ----     ----     ----
                                               $   210  $   419  $   459  $   178  $   750
                                                  ====     ====     ====     ====     ====


      The ratio of net loan charge-offs to average loans outstanding for the year ended December 31, is summarized as follows:


                                 2000      1999      1998      1997      1996
                                -------   -------   -------   -------   -------
                                                ($ In Thousands)

Net loan charge-offs           $    114  $    140  $  1,654  $  1,027  $  2,270
                                   ====     =====     =====     =====     =====

Average loans outstanding      $586,081  $559,651  $536,596  $474,844  $423,421
                                =======   =======   =======   =======   =======
Ratio of net loan charge-offs
 to average loans outstanding     0.02%     0.03%     0.31%     0.22%     0.54%
                                  =====     =====     =====     =====     =====


      An allocation of the allowance for possible loan losses as of December 31 follows:


                                      2000                        1999                        1998
                            -------------------------   -------------------------   -------------------------
                                     Percent of loans            Percent of loans            Percent of loans
                                     in each category            in each category            in each category
                            Amount   to total loans     Amount   to total loans     Amount   to total loans
                            ------   ----------------   ------   ----------------   ------   ----------------
                                                             ($ In Thousands)
Commercial, financial
 and agricultural           $1,335         7.72%        $1,222         7.36%        $1,245         8.71%
Real estate-residential      1,639        59.98%         1,558        62.66%         1,182        59.07%
Real estate-commercial       3,273        26.99%         2,299        24.01%         2,567        26.29%
Real estate-construction
 and land development          122         0.82%            63         0.69%           278         0.41%
Installment and other loans    536         4.49%           511         5.28%           542         5.52%
Unallocated                    949           -           1,379           -           1,308           -
                             -----       -------         -----       -------         -----       -------
                            $7,854       100.00%        $7,032       100.00%        $7,122       100.00%
                             =====       =======         =====       =======         =====       =======

                                      1997                        1996
                            -------------------------   -------------------------
                                     Percent of loans            Percent of loans
                                     in each category            in each category
                            Amount   to total loans     Amount   to total loans
                            ------   ----------------   ------   ----------------
                                              ($ In Thousands)
Commercial, financial
 and agricultural           $1,507        13.46%        $1,291        14.37%
Real estate-residential        973        48.23%           968        45.44%
Real estate-commercial       3,229        29.75%         2,415        31.52%
Real estate-construction
 and land development          125         1.18%           120         1.21%
Installment and other          690         7.38%           580         7.46%
Unallocated                  1,127           -             879           -
                             -----       -------         -----       -------
                            $7,651       100.00%        $6,253       100.00%
                             =====       =======         =====       =======


      The allowance for possible loan losses as a percentage of loans outstanding at December 31 of each reported period is as follows:


                                 2000     1999     1998     1997     1996
                                ------   ------   ------   ------   ------

Allowance for possible
 loan losses as a percentage
  of total loans outstanding     1.19%    1.24%    1.28%    1.50%    1.41%
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

                  (I) Deposits

      The average balance of deposits and the average rates paid thereon are summarized as follows:


                                         2000                  1999                  1998
                                  ------------------    ------------------    ------------------
                                            Weighted              Weighted              Weighted
                                  Average   Average     Average   Average     Average   Average
                                  Balance    Rate       Balance    Rate       Balance    Rate
                                  -------   --------    -------   --------    -------   --------
                                                         ($ In Thousands)
Interest bearing deposits:
  Interest bearing NOW deposits  $204,608      2.68%   $199,598      2.45%   $183,692      2.59%
  Money market deposits            14,178      2.53%     18,947      2.55%     24,474      2.75%
  Savings deposits                 85,475      2.21%     89,014      2.24%     88,473      2.55%
  Time deposits                   256,668      5.54%    256,660      5.26%    267,764      5.55%
                                  -------               -------               -------
Total interest bearing deposits  $560,929      3.91%   $564,219      3.70%   $564,403      4.00%
                                  =======      =====    =======      =====    =======      =====

Noninterest bearing deposits     $ 77,522        N/A   $ 73,145        N/A   $ 69,575        N/A
                                   ======                ======                ======


                  (J) Maturities of Time Deposits

      The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2000 follows:


REMAINING MATURITY                 BALANCE
------------------                 --------
                                (In Thousands)

3 months or less                   $  6,687
Over 3 through 6 months               5,651
Over 6 through 12 months             24,030
Over 12 through 36 months             4,351
Over 36 months                          430
                                    -------
                                   $ 41,149
                                    =======


                  (K) Return on Equity and Assets

      Operating and capital ratios for the year ended December 31 follows:


                                                  2000     1999     1998
                                                 ------   ------   ------

Net earnings to average assets                    1.15%    1.18%    1.17%

Net earnings to average
 stockholders' equity                            14.25%   13.88%   13.30%

Dividend pay out ratio on common stock -basic    34.97%   32.00%   30.49%
                                       -diluted  35.16%   32.75%   31.25%

Average equity to average total assets            8.07%    8.47%    8.82%


                  (L) Borrowings

      Information regarding borrowings in Note 14 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Short-Term Borrowings
---------------------

      Outstanding short-term borrowings at December 31 were as follows:


                                                      2000       1999       1998
                                                     -------    -------    -------
                                                            (In Thousands)

Securities sold under agreements to repurchase      $ 90,811   $ 75,042   $ 70,905
                                                      ======     ======     ======

Short-term and current portion of other borrowings  $     51   $     48   $     45
                                                        ====       ====     ======


      The maximum amount of securities sold under agreements to repurchase and short-term and current portion of other borrowings outstanding at any month end during the year ended December 31 were as follows:


                                                      2000       1999       1998
                                                     -------    -------    -------
                                                            (In Thousands)

Securities sold under agreements to repurchase      $ 90,811   $ 75,042   $ 73,392
                                                      ======     ======     ======

Short-term and current portion of other borrowings  $ 10,923   $  2,919   $ 10,178
                                                      ======     ======     ======


      The average balance of securities sold under agreements to repurchase and short-term and current portion of other borrowings and weighted average interest rates thereon for the year ended December 31 were as follows:

                                           2000                     1999                     1998
                                  ----------------------   ----------------------   ----------------------
                                  Average     Weighted     Average     Weighted     Average     Weighted
                                  Balance   Average Rate   Balance   Average Rate   Balance   Average Rate
                                  -------   ------------   -------   ------------   -------   ------------
                                                              ($ in Thousands)

Securities sold under
 agreements to repurchase        $ 77,723       5.55%     $ 65,078       4.08%     $ 67,562       4.36%
                                   ======       =====       ======       =====       ======       =====
Short-term and current portion
 of other borrowings             $  1,320       6.74%     $    621       5.15%     $  4,681       6.15%
                                    =====       =====        =====       =====       ======       =====


      Other borrowings, consist of advances from the FHLB of Boston. Scheduled maturities and interest rates on such advances at December 31, are as follows:


Maturity                                                Interest Rate     2000     1999
-----------------------------------------------         -------------    -------   -------
                                                                           (In Thousands)

April 2003                                                  5.84%      $  20,000  $ 20,000
May 2003                                                    5.92%         10,000    10,000
Amortizing advance, final payment, October 2005             6.13%            267       312
May 2008                                                    6.09%         10,000    10,000
October 2008                                                4.49%         20,000    20,000
October 2009                                                5.58%         10,000    10,000
March 2010                                                  6.09%         10,000
October 2010                                                5.84%         10,000
December 2010                                               4.86%         10,000
December 2013                                               4.18%                   20,000
January 2014                                                5.00%             48        48
April 2014                                                  5.00%             78        78
June 2014                                                   5.00%             60        60
Amortizing advance, final payment, August 2014              5.00%             62        65
                                                                         -------    ------
    Total other borrowings                                               100,515    90,563
Less: short-term and current portion of other borrowings                      51        48
                                                                         -------    ------
    Long-term portion of other borrowings                              $ 100,464  $ 90,515
                                                                         =======    ======


       Principal payments due on long-term borrowings after December 31, 2000 are $51,000 in 2001, $54,000 in 2002, $30,058,000 in 2003, $62,000 in 2004,
$60,000 in 2005 and $70,230,000 in years thereafter. The FHLB of Boston has the right to call and require the repayment of $60,000,000 of borrowings during 2001, $20,000,000 of which is at an interest rate of 4.49% maturing in 2008; $10,000,000 of which is at an interest rate of 5.58% maturing in 2009 and $30,000,000 of which is at a weighted average interest rate of 5.60% maturing in 2010.

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

      (d) Financial Information about Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2. Properties

      The following table sets forth the location of the Company's offices as of December 31, 2000. See also Notes 10 and 15 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 2000 which are incorporated herein by reference.


 Office Type                Location                 City/Town     Status
--------------  ---------------------------------   ------------   -------

Full service    122 West Street                     Keene          Owned*
(Headquarters)
Full service    Routes 9 and 63                     Chesterfield   Owned*
Full service    Elm Street at Route 101             Milford        Owned*
Full service    Lorden Plaza                        Milford        Leased*
Full service    Jct Route 101 & 202                 Peterborough   Owned*
Full service    35 Main Street                      Peterborough   Owned*
Full service    70 Main Street                      Durham         Owned*
Full service    Southgate Plaza, Route 1            Portsmouth     Owned*
Full service    93 Middle Street                    Portsmouth     Owned*
Full service    9 Child's Way and Route 9           Hillsborough   Owned*
Full service    Lanctot's Shopping Center Rte 114   Weare          Owned*
Full service    62 Peterborough Street              Jaffrey        Owned*
Full service    167 Main Street                     Antrim         Owned*
Full service    197 Loudon Road                     Concord        Leased*
Full service    66 No. Main Street                  Concord        Leased*
Full service    Pennichuck Square                   Merrimack      Leased*
Full service    146 Main Street                     Nashua         Leased*
Full service    853 Lafayette Road                  Hampton        Owned*
Full service    501 Islington Street                Portsmouth     Owned*


      * Office includes an ATM facility. The headquarters in Keene and the Durham branch each have two ATM facilities on site.



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

Item 4. Submission of Matters to a Vote of Security Holders

      None.

Additional Item. Executive Officers

      Information regarding executive officers not listed as directors in the Proxy Statement is as follows:

      Charles B. Paquette (age 48) is the Executive Vice President, Secretary and Chief Operations Officer of Granite State and Senior Executive Vice President, Secretary and Chief Operations Officer of Granite Bank, positions he assumed in 1986 and 1991, respectively. Mr. Paquette has been employed in a management position by the Company and Granite Bank since 1980.

      William C. Henson (age 45) is the Executive Vice President of Granite State and Senior Executive Vice President and Chief Credit Officer of Granite Bank, positions he assumed in 1986 and 2000, respectively. Mr. Henson joined the Bank in 1980, and since 1982 has served in an executive management capacity.

      William G. Pike (age 49) is the Executive Vice President and Chief Financial Officer of Granite State and Senior Executive Vice President and Chief Financial Officer of Granite Bank, positions he assumed in 1991 and 2000, respectively. Mr. Pike has served in an executive management position in the Bank since 1991.

                                    PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      (a) Market Information

      Granite State's common stock is quoted on the Nasdaq Stock Market under the symbol GSBI. The following table shows the range of the high and low closing prices and dividend information on a quarterly basis for Granite State's common stock for 2000 and 1999. The table does not reflect inter-dealer prices, potential mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                                        2000
                                       -------------------------------------
                                       4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                       -------   -------   -------   -------

      Dividends declared per share    $   0.16  $   0.16  $   0.16  $   0.16
Stock Price
      High.........................      20.88     18.88     17.13     20.38
      Low..........................      17.38     15.00     14.69     14.88

                                                        1999
                                       -------------------------------------
                                       4th Qtr   3rd Qtr   2nd Qtr   1st Qtr
                                       -------   -------   -------   -------

      Dividends declared per share    $   0.14  $   0.14  $   0.14  $   0.14
Stock Price
      High.........................      23.50     24.50     23.50     23.31
      Low..........................      19.75     21.38     19.50     18.50


      (b) Holders

      As of March 14, 2001, Granite State had approximately 1,099 common shareholders of record.

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

Item 6. Selected Financial Data

      Selected Financial Data on page 59 of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 11 to 29, inclusive, of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and Qualitative Disclosures About Market Risk on pages 16 to 19 inclusive, of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

Item 8. Financial Statements and Supplementary Data

      (a) Financial Statements Required by Regulation S-X

      Information relating to financial statements on pages 31 to 58, inclusive, of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

      (b) Supplementary Financial Information

            (1) Selected Quarterly Financial Data

      The Selected Quarterly Financial Data on page 58 of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

            (2) Information on the Effects of Changing Prices

      Management's discussion of the effects of inflation on page 28 of the Annual Report to Stockholders for the year ended December 31, 2000 is incorporated herein by reference.

            (3) Information About Oil and Gas Producing Activities

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers of Granite State on pages 3 and 4 of the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11. Executive Compensation

      Information regarding executive compensation on pages 5 to 10 of the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and Granite State's management on pages 2 to 4 of the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions on page 10 of the Proxy Statement for the 2001 Annual Meeting of Stockholders is incorporated herein by reference.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         (a) List of Documents Filed as Part of this Report

             (1) Financial Statements

      The financial statements listed below and the report of independent certified public accountants are incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 2000, in Item 8. Page references are to such Annual Report.

       Financial Statements                                 Page Reference
       --------------------                                 --------------

       Granite State Bankshares, Inc. and Subsidiary

        Report of Independent Certified Public Accountants          31

        Consolidated Statements of Financial Condition              32

        Consolidated Statements of Earnings                         33

        Consolidated Statements of Comprehensive Income             34

        Consolidated Statements of Stockholders' Equity             35

        Consolidated Statements of Cash Flows                       36

        Notes to Consolidated Financial Statements                37 - 58

             (2) Financial Statements Schedules

      Schedules of the Consolidated Financial Statements required by the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 2000, is not deemed to be filed as part of this report, except as expressly provided herein.

      (b) Reports on Form 8-K

      None

      (c) Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

                           Exhibit Index to Form 10-K


        Exhibit 2 Agreement and Plan of Reorganization by and among Granite State, Granite Bank and Primary Bank, as amended, dated as of April 29, 1997 and the Agreement and Plan of Merger among Granite Bank and
                        Primary Bank and joined in by Granite State *

        Exhibit 3.1     Articles of Incorporation **

        Exhibit 3.2     Bylaws ***

        Exhibit 10.1    Stock Option Plan **

        Exhibit 10.2    Employment Agreement with Charles W. Smith **

        Exhibit 10.3    Amendment No. 1 to Employment Agreement with
                        Charles W. Smith ***

        Exhibit 10.4    Form of Special Termination Agreement with Messrs.
                        Charles B. Paquette, William C. Henson, William G. Pike and William D. Elliott ***

        Exhibit 10.5    Employee Stock Ownership Plan **

        Exhibit 10.7    1997 Granite State Bankshares, Inc. Long-Term Incentive
                        Stock Benefit Plan ****

        Exhibit 10.8     Restated Executive Supplemental Retirement Income
                         Agreement for Charles W. Smith *****

        Exhibit 10.9     Form of Executive Supplemental Retirement Income
                         Agreement with Messrs. Charles B. Paquette,
                         William C. Henson and William G. Pike ******

        Exhibit 11       Calculations of Basic Earnings Per Share and Diluted
                         Earnings Per Share (See Note 3 to Notes to Consolidated
                         Financial Statements)

        Exhibit 13 Portions of the Annual Report to Stockholders for the year ended December 31, 2000

        Exhibit 21       Subsidiary of Granite State Bankshares, Inc. (See
                         Part I, Item 1(a) and Item 1(c)(5)(N) of Form 10-K.)

        Exhibit 23.1     Consent of Independent Certified Public Accountant-
                         Grant Thornton LLP


* Incorporated by reference from Appendix A to the Granite State Bankshares, Inc., and Primary Bank Joint Proxy Statement dated August 8, 1997.

** Incorporated by reference from Granite State Bankshares, Inc., Form S-1, filed on April 18, 1986.

*** Incorporated by reference from Granite State Bankshares, Inc., Form 10-KSB, filed on March 27, 1997.

**** Incorporated by reference from Appendix A to the Proxy Statement for the 1998 Annual Meeting of Stockholders.

***** Incorporated by reference from Granite State Bankshares, Inc. Form 10K, Exhibit 10.8 filed on March 27, 1998.

****** Incorporated by reference from Granite State Bankshares, Inc. Form 10Q, Exhibit 10.9 filed on August 12, 1999.


                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Granite State Bankshares, Inc., the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   GRANITE STATE BANKSHARES, INC.



                                   /s/   Charles W. Smith
                                   ----------------------
Dated: March 23, 2001              By:   Charles W. Smith
                                         Chairman of the Board


      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Charles W. Smith        3/23/01     Chief Executive Officer
--------------------                    (Principal Executive Officer) and
Charles W. Smith                        Chairman of the Board


/s/ William G. Pike          3/23/01    Executive Vice President
-------------------                     and Chief Financial Officer
William G. Pike                         (Principal Financial and
                                        Accounting Officer)


/s/ Dr. David M.Bartley      3/23/01    Director
-----------------------
Dr.David M.Bartley


/s/ Philip M. Hamblet        3/23/01    Director
---------------------
Philip M. Hamblet


/s/ Joseph S. Hart           3/23/01    Director
------------------
Joseph S. Hart


/s/ David J. Houston         3/23/01    Director
--------------------
David J. Houston


/s/ James L. Koontz          3/23/01    Director
-------------------
James L. Koontz


                             3/23/01    Director
-----------------
Peter C. Read


/s/ William Smedley V        3/23/01    Director
---------------------
William Smedley V


/s/ James C. Wirths III      3/23/01    Director
-----------------------
James C. Wirths III


/s/ E. Story Wright          3/23/01    Director
-------------------
E. Story Wright