Form 10-Q
period 2001-03-31
GRANITE STATE BANKSHARES INC
filed 2001-05-09
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For quarterly period ended March 31, 2001

Commission File No.     0-14895


                       Granite State Bankshares, Inc.
           (Exact name of registrant as specified in its charter)


          New Hampshire                             02-0399222
(State or other jurisdiction                     (I.R.S. Employer
of incorporation or organization)              Identification No.)

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

               Yes (X)        No (  )

      The number of shares outstanding of each of the issuer's classes of common stock, as of May 8, 2001 was 5,344,519, $1.00 par value per share.

                                    INDEX

                Granite State Bankshares, Inc. and Subsidiary


Part I    Financial Information                                        Page

Item 1.   Financial Statements:

          Consolidated Statements of Financial Condition
          March 31, 2001 and December 31, 2000                           3

          Consolidated Statements of Earnings
          Three Months Ended March 31, 2001 and 2000                     4

          Consolidated Statements of Comprehensive Income
          Three Months Ended March 31, 2001 and 2000                     5

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2001 and 2000                     6

          Notes to Unaudited Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           12

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    20

Part II   Other Information

Item 1.   Legal Proceedings                                             20

Item 2.   Changes in Securities                                         20

Item 3.   Defaults upon Senior Securities                               20

Item 4.   Submission of Matters to a Vote of Security Holders           20

Item 5.   Other Information                                             20

Item 6.   Exhibits and Reports on Form 8-K                              20

Signatures                                                              21

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Financial Condition


                                                          March 31,    December 31,
($ in thousands, except par values)                          2001          2000
-----------------------------------                       ---------    ------------
                                                                 (Unaudited)

ASSETS

Cash and due from banks                                   $ 15,437       $ 26,434
Interest bearing deposits in other banks,
 at cost which approximates market value                    19,411          8,872
Securities available for sale (amortized cost $212,909
 at March 31, 2001 and $198,316 at December 31, 2000)      213,799        196,522
Securities held to maturity (market value $6,086 at
 March 31, 2001 and $17,922 at December 31, 2000)            6,009         18,011
Stock in Federal Home Loan Bank of Boston                    7,201          7,201
Loans held for sale                                          1,098            657

Loans                                                      661,529        657,385
  Less:  Unearned income                                    (1,148)        (1,177)
         Allowance for possible loan losses                 (7,969)        (7,854)
                                                          -----------------------
           Net loans                                       652,412        648,354

Premises and equipment                                      16,936         17,756
Other real estate owned                                        467            416
Other assets                                                29,502         30,786
                                                          -----------------------
      Total assets                                        $962,272       $955,009
                                                          =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                                 $599,763       $592,528
Noninterest bearing deposits                                81,733         90,806
                                                          -----------------------
      Total deposits                                       681,496        683,334

Securities sold under agreements to repurchase              78,996         90,811
Other borrowings                                           120,502        100,515
Other liabilities                                            4,619          6,885
                                                          -----------------------
      Total liabilities                                    885,613        881,545

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized 12,500,000
 shares; 6,789,582 shares issued at March 31, 2001
 and December 31, 2000                                       6,790          6,790
Additional paid-in capital                                  37,903         37,916
                                                          -----------------------
                                                            44,693         44,706
Accumulated other comprehensive income (loss)                  540         (1,089)
Retained earnings                                           48,183         46,437
                                                          -----------------------
                                                            93,416         90,054

  Less:  Treasury stock, at cost, 1,430,063 and
         1,449,362 shares at March 31, 2001 and
         December 31, 2000, respectively                   (15,971)       (16,344)
         Unearned restricted stock                            (786)          (246)
                                                          -----------------------
           Total stockholders' equity                       76,659         73,464
                                                          -----------------------
           Total liabilities and stockholders' equity     $962,272       $955,009
                                                          =======================


  See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                     Consolidated Statements of Earnings


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
($ in thousands, except per share data)                     2001          2000
---------------------------------------                     ----          ----
                                                               (Unaudited)

Interest and dividend income:
  Loans                                                  $  13,496     $  11,434
  Debt securities available for sale                         3,079         3,213
  Marketable equity securities available for sale               56           183
  Securities held to maturity                                  226           289
  Dividends on Federal Home Loan Bank of Boston stock          129           125
  Other interest                                               118            70
                                                         -----------------------
                                                            17,104        15,314

Interest expense:
  Deposits                                                   5,982         5,228
  Securities sold under agreements to repurchase             1,015           941
  Other borrowings                                           1,501         1,214
                                                         -----------------------
                                                             8,498         7,383
                                                         -----------------------

      Net interest and dividend income                       8,606         7,931
Provision for possible loan losses                              60            30
                                                         -----------------------
      Net interest and dividend income after
       provision for possible loan losses                    8,546         7,901

Noninterest income:
  Customer account fees and service charges                    713           693
  Mortgage service fees                                        106           113
  Net gains on sales of securities available for sale          228             6
  Net gains on sales of loans                                  154            58
  Other                                                        421           402
                                                         -----------------------
                                                             1,622         1,272

Noninterest expense:
  Salaries and benefits                                      3,291         2,920
  Occupancy and equipment                                    1,091         1,079
  Other real estate owned                                       26            41
  Other                                                      1,570         1,240
                                                         -----------------------
                                                             5,978         5,280
                                                         -----------------------

      Earnings before income taxes                           4,190         3,893
Income taxes                                                 1,533         1,384
                                                         -----------------------
      Net earnings                                       $   2,657     $   2,509
                                                         =======================

Shares used in computing net earnings per share:
  Basic                                                  5,314,478     5,704,777
  Diluted                                                5,419,844     5,752,907

Net earnings per share -basic                            $    0.50     $    0.44

Net earnings per share -diluted                          $    0.49     $    0.44

Cash dividends declared per share                        $    0.17     $    0.16


  See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Comprehensive Income


                                                                   Three Months Ended
                                                                        March 31,
                                                                   ------------------
($ in thousands)                                                     2001       2000
----------------                                                     ----       ----
                                                                       (Unaudited)

Net earnings                                                       $ 2,657    $ 2,509
  Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during the period      2,912     (1,273)
    Related income tax effects                                      (1,145)       501
                                                                   ------------------
      Net unrealized holding gains (losses), net of related
       income tax effects                                            1,767       (772)
                                                                   ------------------

Less: reclassification adjustment for gains realized
 in net earnings:
  Realized gains                                                      (228)        (6)
  Related income tax effects                                            90          2
                                                                   ------------------
      Net reclassification adjustment                                 (138)        (4)
                                                                   ------------------

      Total other comprehensive income (loss)                        1,629       (776)
                                                                   ------------------

Comprehensive Income                                               $ 4,286    $ 1,733
                                                                   ==================


  See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows


                                                                           Three Months Ended
                                                                               March 31,
                                                                         ---------------------
Increase (decrease) in cash ($ in Thousands)                               2001         2000
                                                                           ----         ----
                                                                              (Unaudited)

Cash flows from operating activities:
  Net earnings                                                           $  2,657     $  2,509
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Provision for possible loan losses                                         60           30
    Provision for depreciation and amortization                               663          591
    Net amortization of security discounts and premiums                        15            8
    Provision for loss on other real estate owned                              19           50
    Realized gains on sales of securities available for sale, net            (228)          (6)
    Loans originated for sale                                              (9,338)      (2,493)
    Proceeds from sale of loans originated for sale                         9,051        2,963
    Realized gains on sales of loans                                         (154)         (58)
    Decrease in unearned income                                               (29)         (48)
    Realized losses on sales of other real estate owned                                     25
    Deferred income tax benefits                                             (184)         (48)
    Market value adjustment for derivative instruments                        163
    (Increase) decrease in other assets                                        29       (1,272)
    Increase (decrease) in other liabilities                               (2,323)          83
    Decrease in unearned restricted stock                                      64           49
                                                                         ---------------------
      Net cash provided by operating activities                               465        2,383

Cash flows from investing activities:
  Proceeds from maturities and calls of securities held to maturity        12,000
  Proceeds from sales of securities available for sale                     66,750       12,507
  Proceeds from maturities and calls of securities available for sale      25,000
  Purchase of securities available for sale                              (106,616)         (52)
  Principal payments received on securities available for sale                487          343
  Loan originations, net of repayments                                     (3,504)      (2,722)
  Purchase of premises and equipment                                         (276)         (78)
  Proceeds from sales of other real estate owned                                           120
  Net (increase) decrease in interest-bearing deposits in other banks     (10,539)         447
                                                                         ---------------------
      Net cash provided by (used in) investing activities                 (16,698)      10,565

Cash flows from financing activities:
  Net increase (decrease) in demand, NOW, money market deposit
   and savings accounts                                                   (10,048)      12,784
  Net increase (decrease) in time certificates                              8,210       (1,609)
  Net decrease in securities sold under agreements to repurchase          (11,815)     (10,692)
  Net increase (decrease) in other borrowings                              19,987      (10,012)
  Proceeds from exercise of stock options                                      20           33
  Purchase of treasury stock                                                 (264)        (584)
  Dividends paid on common stock                                             (854)        (806)
                                                                         ---------------------
      Net cash provided by (used in) financing activities                   5,236      (10,886)
                                                                         ---------------------

      Net increase (decrease) in cash and due from banks                  (10,997)       2,062
Cash and due from banks at beginning of period                             26,434       18,575
                                                                         ---------------------
Cash and due from banks at end of period                                 $ 15,437     $ 20,637
                                                                         =====================


See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1.  Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2001

Note 1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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


                                     Three Months Ended
                                         March 31,
                                  ------------------------
                                     2001          2000
                                     ----          ----
                                      ($ in Thousands,
                                   except per share data)

Net earnings                      $    2,657    $    2,509
                                  ========================

Weighted average common
 shares outstanding-Basic          5,314,478     5,704,777

Dilutive effect of stock
 options and restricted stock
 awards computed using the
 treasury stock method               105,366        48,130
                                  ------------------------

Weighted average common
 shares outstanding-Diluted        5,419,844     5,752,907
                                  ========================

Net earnings per share-Basic      $     0.50    $     0.44
                                  ========================

Net earnings per share-Diluted    $     0.49    $     0.44
                                  ========================


      Weighted average options to purchase 99,750 shares of common stock were outstanding at March 31, 2000, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive. All options to purchase shares of common stock outstanding at March 31, 2001 were included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share.

Note 3.  Securities

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income
(loss), net of related income tax effects. At March 31, 2001 and December 31, 2000, the Company had no securities classified as trading securities.

      The amortized cost, estimated market value and carrying value of securities at March 31, 2001 and December 31, 2000 were as follows:


                                            Amortized     Estimated      Carrying
At March 31, 2001                              Cost      Market Value      Value
                                            ---------    ------------    --------
                                                        (In Thousands)

Securities held to maturity
  US Government agency obligations           $  1,001      $  1,009      $  1,001
  Other corporate obligations                   5,008         5,077         5,008
                                             ------------------------------------
      Total securities held to maturity      $  6,009      $  6,086      $  6,009
                                             ====================================

Securities available for sale
  US Government agency obligations           $105,436      $105,976      $105,976
  Other corporate obligations                  96,849        96,897        96,897
  Mortgage-backed securities:
    FNMA                                        3,549         3,590         3,590
    FHLMC                                       1,104         1,122         1,122
    GNMA                                          759           799           799
    SBA                                           235           240           240
                                             ------------------------------------
      Total mortgage-backed securities          5,647         5,751         5,751
  Mutual Funds                                    900           982           982
  Marketable equity securities                  4,077         4,193         4,193
                                             ------------------------------------
      Total securities available for sale    $212,909      $213,799      $213,799
                                             ====================================






                                            Amortized     Estimated      Carrying
At December 31, 2000                           Cost      Market Value      Value
                                            ---------    ------------    --------
                                                        (In Thousands)

Securities held to maturity
  US Government agency obligations           $ 13,003      $ 12,970      $ 13,003
  Other corporate obligations                   5,008         4,952         5,008
                                             ------------------------------------
      Total securities held to maturity      $ 18,011      $ 17,922      $ 18,011
                                             ====================================

Securities available for sale
  US Government agency obligations           $100,504      $100,050      $100,050
  Other corporate obligations                  84,245        83,142        83,142
  Mortgage-backed securities:
    FNMA                                        3,904         3,941         3,941
    FHLMC                                       1,161         1,173         1,173
    GNMA                                          767           840           840
    SBA                                           310           315           315
                                             ------------------------------------
      Total mortgage-backed securities          6,142         6,269         6,269
  Mutual Funds                                    900           977           977
  Marketable equity securities                  6,525         6,084         6,084
                                             ------------------------------------
      Total securities available for sale    $198,316      $196,522      $196,522
                                             ====================================


Note 4.  Loans

      Loans consist of the following at:


                                          March 31,    December 31,
                                             2001          2000
                                          ---------    ------------
                                                (In Thousands)

Commercial, financial and agricultural    $ 52,589       $ 50,750
Real estate-residential                    393,360        394,286
Real estate-commercial                     180,252        177,453
Real estate-construction and
 land development                            5,427          5,385
Installment                                  6,540          6,547
Other                                       23,361         22,964
                                          -----------------------
      Total loans                          661,529        657,385
Less:
  Unearned income                           (1,148)        (1,177)
  Allowance for possible loan losses        (7,969)        (7,854)
                                          -----------------------
      Net loans                           $652,412       $648,354
                                          =======================


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

      Loans considered to be uncollectible are charged against the allowance for possible loan losses. The allowance is increased by charges to current operations in amounts sufficient to maintain the adequacy of the allowance. The adequacy of the allowance is determined by management's evaluation of the extent of losses inherent in the loan portfolio and prevailing economic conditions.

      Changes in the allowance for possible loan losses are as follows:


                                              Three months ended
                                                   March 31,
                                              ------------------
                                               2001       2000
                                               ----       ----
                                                (In Thousands)

Balance, beginning of period                  $7,854     $7,032
Provision for possible loan losses                60         30
Loans charged off                                (12)      (133)
Recoveries of loans previously charged off        67         96
                                              -----------------
Balance, end of period                        $7,969     $7,025
                                              =================


      Information with respect to impaired loans consisted of the following at:


                                                March 31,    December 31,
                                                   2001          2000
                                                ---------    ------------
                                                      (In Thousands)

Recorded investment in impaired loans            $1,996         $1,997
                                                 =====================
Impaired loans with specific loss allowances     $1,996         $1,997
                                                 =====================
Loss allowances reserved on impaired loans       $  439         $  439
                                                 =====================


      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $1,997,000 and $486,000 for the three months ended March 31, 2001 and 2000, respectively. During the three months ended March 31, 2001 and 2000, the Company recognized no income on impaired loans.

Note 5.  Interest Bearing Deposits

      Interest bearing deposits consist of the following at:



                                 March 31,    December 31,
                                    2001          2000
                                 ---------    ------------
                                       (In Thousands)

NOW accounts                     $217,994       $217,774
Savings accounts                   86,611         86,798
Money market deposit accounts      15,372         16,380
Time certificates                 279,786        271,576
                                 -----------------------
                                 $599,763       $592,528
                                 =======================


Note 6.  Supplemental Disclosures of Cash Flow Information


                          Three months ended
                               March 31,
                          ------------------
                           2001        2000
                           ----        ----
                            (In Thousands)

Cash paid for interest    $8,415      $7,505
Income taxes paid            500         750


Note 7.  Adoption of New Accounting Policy

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board. The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three months ended March 31, 2001 decreased net interest and dividend income by $163,000. The after tax impact on net earnings was a decrease of $98,000.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
          Item 2. Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                               March 31, 2001

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

Financial Condition

      Total assets increased by $7,263,000 or 0.76%, from $955,009,000 at December 31, 2000 to $962,272,000 at March 31, 2001. The increase in assets resulted primarily from increases in interest bearing deposits in other banks, securities available for sale and net loans, partially offset by decreases in cash and due from banks and securities held to maturity.

      Cash and due from banks decreased $10,997,000, from $26,434,000 at December 31, 2000 to $15,437,000 at March 31, 2001. The decrease related primarily to a decrease in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Interest bearing deposits with other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, increased $10,539,000, from $8,872,000 at December 31, 2000 to $19,411,000 at March 31, 2001.
Interest bearing deposits with other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

      Securities available for sale increased $17,277,000, from $196,522,000 at December 31, 2000 to $213,799,000 at March 31, 2001, while securities held to maturity decreased $12,002,000, from $18,011,000 at December 31, 2000 to $6,009,000 at March 31, 2001. The increase in securities available for sale were funded by the reinvestment of proceeds received from calls of securities held to maturity and an increase in other borrowings.

      Net loans were $652,412,000 at March 31, 2001, an increase of $4,058,000 from $648,354,000 at December 31, 2000. The most significant changes in the loan portfolio related to commercial real estate loans and commercial, financial and agricultural loans. Commercial real estate loans and commercial, financial and agricultural loans increased $2,799,000 and $1,839,000, respectively. Residential real estate loans decreased by $926,000, as the lower interest rate environment in 2001 encouraged borrowers into fixed rate loans which are sold in the secondary mortgage market.

      Total deposits decreased $1,838,000, or 0.27%, from $683,334,000 at December 31, 2000 to $681,496,000 at March 31, 2001. The significant changes in deposits related to a decrease in demand deposits, and money market deposit accounts of $9,073,000 and $1,008,000, respectively, partially offset by an increase in time certificates of $8,210,000. The decrease in the balances of demand deposits related primarily to the timing of the cash needs of depositors. The decrease in money market deposit accounts is primarily the result of certain of these depositors looking to achieve higher yields either in other deposit products or in alternate investments outside of traditional bank products. Competitive rates offered by the subsidiary bank for time certificates were attractive to our customers resulting in the increase in balances of time certificates.

      Securities sold under agreements to repurchase decreased $11,815,000, from $90,811,000 at December 31, 2000 to $78,996,000 at March 31, 2001. Such
accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

      Other borrowings, which consist of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), increased $19,987,000 to $120,502,000 at March 31, 2001 from $100,515,000 at December 31, 2000. Changes in other borrowings for the three months ended March 31, 2001 include FHLB callable advances of $20,000,000 with a weighted average rate of 4.35%, $10,000,000 of which are callable March 26, 2002, $5,000,000 of which are callable February 5, 2003 and $5,000,000 of which are callable February 5, 2004. Additionally, repayments of amortizing FHLB debt were $13,000 during the three months ended March 31, 2001.

      Stockholders' equity increased by $3,195,000 from $73,464,000 at December 31, 2000 to $76,659,000 at March 31, 2001. The increase related primarily to net earnings of $2,657,000 and an increase for the change in accumulated other comprehensive income (loss) of $1,629,000, partially offset by decreases of $911,000 for dividends declared and $264,000 for the purchase of treasury stock.

Results of Operations

Net Earnings

      Net earnings for the three months ended March 31, 2001 were $2,657,000, compared to $2,509,000 for the three months ended March 31, 2000. Basic earnings per share were $.50 for the three months ended March 31, 2001, compared to $.44 for the three months ended March 31, 2000. Diluted earnings per share were $.49 for the three months ended March 31, 2001 compared to $.44 for the three months ended March 31, 2000.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board. The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three months ended March 31, 2001 decreased net interest and dividend income by $163,000. The after tax impact on net earnings was a decrease of $98,000.

Interest and Dividend Income

      Interest and dividend income for the three months ended March 31, 2001 increased by $1,790,000 to $17,104,000 compared to $15,314,000 for the corresponding period in 2000. The increase in interest and dividend income for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 is primarily attributable to an increase in the average balance of interest earning assets of $66,339,000 to $885,533,000 for the three months ended March 31, 2001 compared to $819,194,000 for the three months ended March 31, 2000, as well as an increase in the overall yield on interest earning assets to 7.83% for the three months ended March 31, 2001 from 7.52% for the three months ended March 31, 2000. The increase in the average balance of interest earning assets is attributable to the Olde Port Bank branch acquisition from which approximately $43,200,000 of loans were acquired at year end 2000, as well as normal operational growth in average interest earning assets. The increase in overall yield on interest earning assets is attributable to the acquisition of approximately $43,200,000 of loans relating to the Olde Port Bank branch acquisition at year end 2000, as well as a change in the mix of assets to higher yielding loans, from lower yielding securities and other interest earning investments for the three months ended March 31, 2001 compared to March 31, 2000. The yield on loans increased from 8.10% for the three months ended March 31, 2000 to 8.31% for the three months ended March 31, 2001, and the yield on securities and interest earning investments increased from 6.21% for the three months ended March 31, 2000 to 6.45% for the three months ended March 31, 2001.

      The higher asset yields in 2001 compared to 2000 are partially the result of the higher interest rate environment that was prevalent during the second, third and fourth quarters of calendar year 2000, compared to the same quarters in 1999, before the Federal Reserve Board began easing interest rates in the first quarter of 2001. The increase in loan yields also resulted from the acquisition of the loans from Olde Port Bank at year end 2000, which were primarily higher yielding commercial real estate and commercial and industrial loans, partially offset by the impact of accounting for derivative instruments under SFAS No. 133. The increase in investment yields also resulted from a change in the mix of the securities portfolio, with increases in higher yielding corporate obligations and decreases in lower yielding U.S. Treasury and U.S. Government Agency obligations. As a result of the Federal Reserve Board decreasing short term interest rates during the first quarter of 2001, management expects asset yields to decrease during the remaining quarters in 2001.

Interest Expense

      Interest expense for the three months ended March 31, 2001 increased by $1,115,000 to $8,498,000 compared to $7,383,000 for the corresponding period in 2000. The increase in interest expense for the three months ended March 31, 2001 compared to the same period in 2000 is primarily due to an increase in the average balance of total interest bearing liabilities of $65,535,000, to $786,913,000 for the three months ended March 31, 2001 compared to $721,378,000 for the three months ended March 31, 2000 as well as an increase in the cost of interest bearing liabilities to 4.38% for the three months ended March 31, 2001 compared to 4.12% for the three months ended March 31, 2000. The increase in the average balance of interest bearing liabilities is attributable to the Olde Port Bank branch acquisition effective at year end 2000, where approximately $31,500,000 of interest bearing deposits and securities sold under agreements to repurchase were assumed, as well as normal operational growth in average interest bearing liabilities. Average balances of savings deposits and time deposits increased $17,428,000 and $18,784,000, respectively, for the three months ended March 31, 2001 compared to the same period in 2000. The average cost of savings deposits decreased to 2.42% for the three months ended March 31, 2001 compared to 2.50% for the three months ended March 31, 2000, while the average cost of time deposits increased to 6.02% for the three months ended March 31, 2001 compared to 5.27% for the same period in 2000. The increase in the cost of time deposits was primarily the result of the higher interest rate environment that was prevalent during the second, third and fourth quarters of calendar year 2000 compared to the same periods in 1999, with maturing time deposits generally renewing at higher rates in 2000 compared to 1999. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $29,323,000 for the three months ended March 31, 2001 compared to the same period in 2000. Average balances of securities sold under agreements to repurchase increased $12,945,000 and average balances of FHLB borrowings increased $16,378,000 during the three months ended March 31, 2001 compared to the same period in 2000. The average cost of securities sold under agreements to repurchase and other borrowed funds decreased slightly to 5.26% for the three months ended March 31, 2001 compared to 5.27% for the three months ended March 31, 2000.

      As a result of the Federal Reserve Board decreasing short term interest rates during the first quarter of 2001, management expects the costs of interest bearing liabilities to decrease during the remaining quarters of 2001, particularly with respect to time deposits, securities sold under agreements to repurchase and other borrowed funds.

Net Interest and Dividend Income

      Net interest and dividend income increased by $675,000 for the three months ended March 31, 2001 compared to the same period in 2000. The increase for the three months ended March 31, 2001 compared to the same period in 2000 is primarily due to the changes in interest and dividend income and interest expense as discussed above. The interest rate spread increased from 3.40% for the three months ended March 31, 2000 to 3.45% for the three months ended March 31, 2001. The net yield on interest earning assets increased from 3.89% for the three months ended March 31, 2000 to 3.94% for the three months ended March 31, 2001.

Provision for Possible Loan Losses

      The provision for possible loan losses for the three months ended March 31, 2001 was $60,000, compared to $30,000 for the three months ended March 31, 2000. The increase for the three months ended March 31, 2001, compared to the same period in 2000, is primarily related to total loans increasing during the three months ended March 31, 2001 by $4,144,000 compared to an increase of $2,605,000 during the three months ended March 31, 2000.

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the losses inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans.
Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions and/or concentrations; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions; historical loan charge-off experience; and the results of bank regulatory examinations.

Noninterest Income

      Noninterest income for the three months ended March 31, 2001 totaled $1,622,000, compared to $1,272,000 for the same period in 2000. The increase of $350,000 for the three months ended March 31, 2001 compared to the same period in 2000, relates primarily to increases in net gains on sales of securities available for sale and net gains on sales of loans of $222,000 and $96,000, respectively. The increase in net gains on sales of loans in the secondary mortgage market was as a result of an increase in residential real estate loans originated for and sold into the secondary mortgage market in 2001 compared to 2000, due to a declining interest rate environment during the first quarter of 2001, which encouraged refinancing activity and encouraged borrowers in to fixed rate loan products which are sold in the secondary mortgage market.

Noninterest Expense

      Noninterest expense for the three months ended March 31, 2001 increased $698,000, to $5,978,000 as compared to $5,280,000 for the same period a year earlier. The increase for the three months ended March 31, 2001, compared to the same period in 2000 relates primarily to increased costs associated with the acquisition of two Olde Port Bank branches which became effective at year end 2000. Salaries and benefits increased by $371,000, to $3,291,000 for the three months ended March 31, 2001 as compared to $2,920,000 for the same period a year earlier. The increase in salaries and benefits was attributable to the acquisition of the two Olde Port Bank branches which resulted in an increase in full time equivalent employees from 266 at year end 2000 to 292 at March 31, 2001. Additionally, normal salary increases and an increase in commissions paid to mortgage loan originators as a result of the increased refinance activity which occurred for the three months ended March 31, 2001 compared to the same period in 2000, contributed to the increase. Other expenses increased by $330,000, to $1,570,000 for the three months ended March 31, 2001 as compared with $1,240,000 for the same period a year earlier. The increase in other expenses is partially attributable to increased costs related to goodwill and core deposit intangible amortization of $119,000 associated with the Olde Port
Bank branch acquisition. Additionally, advertising and marketing costs increased by $86,000, professional fees increased by $61,000 and expenses for printing and supplies increased by $40,000.

Income Taxes

      Income tax expense for the three months ended March 31, 2001 was $1,533,000, compared with $1,384,000 for the same period in 2000. Income tax expense as a percentage of earnings before income taxes was 36.59% for the three months ended March 31, 2001 and 35.55% for the three months ended March 31, 2000.

Risk Elements

      Total nonperforming loans decreased slightly from $3,201,000 or 0.49% of total loans, at December 31, 2000, to $3,070,000 or 0.46% of total loans, at March 31, 2001. During the same period, other real estate owned, increased from $416,000 to $467,000. The allowance for possible loan losses as a percent of total nonperforming loans was 259.58% at March 31, 2001, compared with 245.36% at December 31, 2000.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.37% and 0.38%, as of March 31, 2001 and December 31, 2000, respectively.


                                                     March 31, 2001    December 31, 2000
                                                     --------------    -----------------
                                                              ($ in Thousands)

Loans 90 days or more past due
 and still accruing                                      $   431            $     0
                                                         ==========================

Nonaccrual/nonperforming loans                           $ 3,070            $ 3,201

Other real estate owned                                      467                416
                                                         --------------------------

      Total nonperforming assets                         $ 3,537            $ 3,617
                                                         ==========================

Allowance for possible loan losses                       $ 7,969            $ 7,854

Nonperforming loans as a percent of total loans             0.46%              0.49%

Allowance for possible loan losses as
 a percent of total nonperforming loans                   259.58%            245.36%

Nonperforming assets as a percent of total assets           0.37%              0.38%


Liquidity

      The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits with other banks and securities available for sale, particularly short-term investments. At March 31, 2001, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $120,502,000, with an additional available borrowing capacity of approximately $267,066,000; interest bearing deposits with other banks were $19,411,000 and securities available for sale were $213,799,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $214,633,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $5,751,000, is approximately 92 months. The weighted average interest rate sensitivity for these securities is approximately 60 months, when adjusting floating rate securities in the amount of $19,347,000 to next repricing date from maturity date. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

      The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the

Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at March 31, 2001 and December 31, 2000.

      Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At March 31, 2001 and December 31, 2000, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at March 31, 2001, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      At March 31, 2001 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                                 March 31, 2001
                                             ---------------------
                                             Subsidiary
                                                Bank       Company
                                             ----------    -------

Tier I leverage capital to average assets       7.24%       7.35%

Tier I capital to risk-weighted assets         10.30%      10.45%

Total capital to risk-weighted assets          11.50%      11.66%


      On May 3, 2000, the Company announced a Stock Repurchase Program ("Program"), whereby its Board of Directors authorized the repurchase of up to 10% (approximately 566,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of March 31, 2001, the Company had repurchased 334,027 shares of common stock, with approximately 231,973 shares still available to be repurchased under this Program.

      Consolidated Quarterly Average Balances and Interest Rates

      The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                Granite State Bankshares, Inc. and Subsidiary
         Consolidated Quarterly Average Balances and Interest Rates
                              ($ in Thousands)


                                             2001                                           2000
                                       ----------------   -------------------------------------------------------------------------
                                         First Quarter     Fourth Quarter     Third Quarter      Second Quarter    First Quarter
                                       Avg. Bal.   Rate   Avg. Bal.   Rate   Avg. Bal.   Rate   Avg. Bal.   Rate   Avg. Bal.   Rate
                                       ---------   ----   ---------   ----   ---------   ----   ---------   ----   ---------   ----

Assets:
  Loans                                $658,542   8.31%   $608,663   8.23%   $592,378   8.26%   $576,778   8.27%   $567,743   8.10%
  Securities and interest
   earning investments                  226,991   6.45%    236,287   6.40%    236,683   6.28%    239,212   6.26%    251,451   6.21%
                                       --------           --------           --------           --------           --------
      Total interest earning assets     885,533   7.83%    844,950   7.72%    829,061   7.70%    815,990   7.68%    819,194   7.52%

  Noninterest earning assets             69,262             59,231             56,406             54,330             54,015
  Allowance for possible loan losses     (7,910)            (7,209)            (7,054)            (7,028)            (7,013)
                                       --------           --------           --------           --------           --------

      Total Assets                     $946,885           $896,972           $878,413           $863,292           $866,196
                                       ========           ========           ========           ========           ========

Liabilities and stockholders' equity:
  Savings deposits                     $317,483   2.42%   $306,065   2.46%   $303,556   2.59%   $307,725   2.60%   $300,055   2.50%
  Time deposits                         275,541   6.02%    259,321   5.91%    255,179   5.57%    255,729   5.40%    256,757   5.27%
  Securities sold under agreements to
   repurchase and other borrowed funds  193,889   5.26%    176,556   5.73%    165,869   5.70%    150,780   5.55%    164,566   5.27%
                                       --------           --------           --------           --------           --------
      Total int. bearing liabilities    786,913   4.38%    741,942   4.44%    724,604   4.35%    714,234   4.22%    721,378   4.12%

  Noninterest bearing deposits           79,574             80,317             81,693             76,955             71,336
  Other liabilities                       4,179              2,574              2,100              2,168              2,664
  Stockholders' equity                   76,219             72,139             70,016             69,935             70,818
                                       --------           --------           --------           --------           --------

Total liab. and stockholders' equity   $946,885           $896,972           $878,413           $863,292           $866,196
                                       ========           ========           ========           ========           ========

Interest rate spread                              3.45%              3.28%              3.35%              3.46%              3.40%
                                                  ====               ====               ====               ====               ====

Net average earning balance /
 Net yield on interest earning assets  $ 98,620   3.94%   $103,008   3.82%   $104,457   3.89%   $101,756   3.98%   $ 97,816   3.89%
                                       ========   =====   ========   =====   ========   =====   ========   =====   ========   ====


                                                                1999
                                       ------------------------------------------------------
                                        Fourth Quarter     Third Quarter      Second Quarter
                                       Avg. Bal.   Rate   Avg. Bal.   Rate   Avg. Bal.   Rate
                                       ---------   ----   ---------   ----   ---------   ----

Assets:
  Loans                                $565,229   8.01%   $560,027   8.00%   $556,014   8.14%
  Securities and interest
   earning investments                  255,355   5.96%    251,276   5.75%    241,779   5.74%
                                       --------           --------           --------
      Total interest earning assets     820,584   7.37%    811,303   7.30%    797,793   7.42%

  Noninterest earning assets             61,975             58,521             59,725
  Allowance for possible loan losses     (7,058)            (7,164)            (7,198)
                                       --------           --------           --------

      Total Assets                     $875,501           $862,660           $850,320
                                       ========           ========           ========

Liabilities and stockholders' equity:
  Savings deposits                     $310,601   2.41%   $307,948   2.41%   $309,037   2.38%
  Time deposits                         251,269   5.28%    251,675   5.18%    259,576   5.22%
  Securities sold under agreements to
   repurchase and other borrowed funds  161,129   4.77%    153,121   4.71%    133,366   4.72%
                                       --------           --------           --------
      Total int. bearing liabilities    722,999   3.93%    712,744   3.88%    701,979   3.88%

  Noninterest bearing deposits           76,860             75,088             72,709
  Other liabilities                       2,792              2,546              2,144
  Stockholders' equity                   72,850             72,282             73,488
                                       --------           --------           --------

Total liab. and stockholders' equity   $875,501           $862,660           $850,320
                                       ========           ========           ========

Interest rate spread                              3.44%              3.42%              3.54%
                                                  ====               ====               ====

Net average earning balance /
 Net yield on interest earning assets  $ 97,585   3.90%   $ 98,559   3.89%   $ 95,814   4.01%
                                       ========   =====   ========   =====   ========   ====


                Granite State Bankshares, Inc. and Subsidiary
                Part I Item 3 and Part II - Other Information
                               March 31, 2001

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      There has been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 2000 annual report filed with the SEC.

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

             None.

         2.  Reports on Form 8-K

             None.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRANITE STATE BANKSHARES, INC.



                                       /s/ Charles W. Smith
                                       ---------------------------------
Dated:  May 9, 2001                    By:  Charles W. Smith
                                            Chairman and
                                            Chief Executive Officer


                                       /s/ William G. Pike
                                       ---------------------------------
Dated:  May 9, 2001                    By:  William G. Pike
                                            Executive Vice President and
                                            Chief Financial Officer