Form 10-Q
period 2001-06-30
GRANITE STATE BANKSHARES INC
filed 2001-08-10
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For quarterly period ended June 30, 2001

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

            Yes ( X )        No  (   )

      The number of shares outstanding of each of the issuer's classes of common stock, as of August 8, 2001 was 5,307,519, $1.00 par value per share.

                                    INDEX

                Granite State Bankshares, Inc. and Subsidiary

Part I      Financial Information                                      Page

Item 1.     Financial Statements:

            Consolidated Statements of Financial Condition
            June 30, 2001 and December 31, 2000                          3

            Consolidated Statements of Earnings
            Three and Six Months Ended June 30, 2001 and 2000            4

            Consolidated Statements of Comprehensive Income
            Three and Six Months Ended June 30, 2001 and 2000            5

            Consolidated Statements of Cash Flows
            Three and Six Months Ended June 30, 2001 and 2000            6

            Notes to Unaudited Consolidated Financial Statements         7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         13

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                 22

Part II     Other Information

Item 1.     Legal Proceedings                                           22

Item 2.     Changes in Securities                                       22

Item 3.     Defaults upon Senior Securities                             22

Item 4.     Submission of Matters to a Vote of Security Holders         22

Item 5.     Other Information                                           23

Item 6.     Exhibits and Reports on Form 8-K                            23

Signatures                                                              24

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Financial Condition


                                                                               June 30,     December 31,
($ in thousands, except par values)                                              2001           2000
-----------------------------------                                            --------     ------------
                                                                                      (Unaudited)

ASSETS

Cash and due from banks                                                        $ 28,242       $ 26,434
Interest bearing deposits in other banks, at cost
 which approximates market value                                                 12,461          8,872
Securities available for sale (amortized cost $226,434 at June 30, 2001
 and $198,316 at December 31, 2000)                                             226,792        196,522
Securities held to maturity (market value $6,034 at June 30, 2001
 and $17,922 at December 31, 2000)                                                6,007         18,011
Stock in Federal Home Loan Bank of Boston                                         7,201          7,201
Loans held for sale                                                               8,388            657

Loans                                                                           664,035        657,385
  Less:  Unearned income                                                         (1,056)        (1,177)
         Allowance for possible loan losses                                      (8,016)        (7,854)
                                                                               -----------------------
      Net loans                                                                 654,963        648,354

Premises and equipment                                                           17,003         17,756
Other real estate owned                                                             501            416
Other assets                                                                     30,965         30,786
                                                                               -----------------------

      Total assets                                                             $992,523       $955,009
                                                                               =======================

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                                                      $601,701       $592,528
Noninterest bearing deposits                                                     98,091         90,806
                                                                               -----------------------
      Total deposits                                                            699,792        683,334

Securities sold under agreements to repurchase                                   85,768         90,811
Other borrowings                                                                126,488        100,515
Other liabilities                                                                 2,932          6,885
                                                                               -----------------------
      Total liabilities                                                         914,980        881,545

Preferred stock, $1.00 par value; authorized 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized 12,500,000 shares; 6,789,582
 shares issued at June 30, 2001 and December 31, 2000                             6,790          6,790
Additional paid-in capital                                                       37,903         37,916
                                                                               -----------------------
                                                                                 44,693         44,706
Accumulated other comprehensive income (loss)                                       217         (1,089)
Retained earnings                                                                50,007         46,437
                                                                               -----------------------
                                                                                 94,917         90,054

  Less:  Treasury stock, at cost, 1,460,063 and 1,449,362 shares
          at June 30, 2001 and December 31, 2000, respectively                  (16,652)       (16,344)
         Unearned restricted stock                                                 (722)          (246)
                                                                               -----------------------
      Total stockholders' equity                                                 77,543         73,464
                                                                               -----------------------

      Total liabilities and stockholders' equity                               $992,523       $955,009
                                                                               =======================


   See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                     Consolidated Statements of Earnings


                                                                  Three Months Ended             Six Months Ended
                                                                       June 30,                      June 30,
                                                               -------------------------     -------------------------
($ in thousands, except per share data)                           2001           2000           2001           2000
---------------------------------------                           ----           ----           ----           ----
                                                                      (Unaudited)                   (Unaudited)

Interest and dividend income:
  Loans                                                        $   13,518     $   11,857     $   27,014     $   23,291
  Debt securities available for sale                                3,450          3,040          6,529          6,253
  Marketable equity securities available for sale                      45            194            101            377
  Securities held to maturity                                          95            288            321            577
  Dividends on Federal Home Loan Bank of Boston stock                 112            135            241            260
  Other interest                                                      137             65            255            135
                                                               -------------------------------------------------------
                                                                   17,357         15,579         34,461         30,893

Interest expense:
  Deposits                                                          5,927          5,419         11,909         10,647
  Securities sold under agreements to repurchase                      751            922          1,766          1,863
  Other borrowings                                                  1,663          1,157          3,164          2,371
                                                               -------------------------------------------------------
                                                                    8,341          7,498         16,839         14,881
                                                               -------------------------------------------------------

      Net interest and dividend income                              9,016          8,081         17,622         16,012
Provision for possible loan losses                                    120             50            180             80
                                                               -------------------------------------------------------
      Net interest and dividend income after provision for
       possible loan losses                                         8,896          8,031         17,442         15,932

Noninterest income:
  Customer account fees and service charges                           799            720          1,512          1,413
  Mortgage service fees                                               118            119            224            232
  Net gains on sales of securities available for sale                 192              0            420              6
  Net gains on sales of loans                                         265             63            419            121
  Other                                                               396            474            817            876
                                                               -------------------------------------------------------
                                                                    1,770          1,376          3,392          2,648

Noninterest expense:
  Salaries and benefits                                             3,488          2,920          6,779          5,840
  Occupancy and equipment                                           1,058          1,169          2,149          2,248
  Other real estate owned                                              21            (11)            47             30
  Other                                                             1,851          1,396          3,421          2,636
                                                               -------------------------------------------------------
                                                                    6,418          5,474         12,396         10,754
                                                               -------------------------------------------------------

  Earnings before income taxes                                      4,248          3,933          8,438          7,826
Income taxes                                                        1,518          1,411          3,051          2,795
                                                               -------------------------------------------------------
      Net earnings                                             $    2,730     $    2,522     $    5,387     $    5,031
                                                               =======================================================

Shares used in computing net earnings per share:
  Basic                                                         5,296,567      5,561,220      5,305,473      5,632,999
  Diluted                                                       5,428,517      5,585,656      5,424,204      5,669,282

Net earnings per share -basic                                  $     0.52     $     0.45     $     1.02     $     0.89

Net earnings per share -diluted                                $     0.50     $     0.45     $     0.99     $     0.89

Cash dividends declared per share                              $     0.17     $     0.16     $     0.34     $     0.32


   See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Comprehensive Income


                                                                    Three Months Ended     Six Months Ended
                                                                        June 30,               June 30,
                                                                    ------------------    -------------------
($ in thousands)                                                     2001       2000       2001        2000
----------------                                                     ----       ----       ----        ----
                                                                       (Unaudited)            (Unaudited)

Net earnings                                                        $2,730     $2,522     $ 5,387     $ 5,031
  Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during the period       (340)        71       2,572      (1,202)
    Related income tax effects                                         134        (28)     (1,011)        473
                                                                    -----------------------------------------
      Net unrealized holding gains (losses), net of related
       income tax effects                                             (206)        43       1,561        (729)
                                                                    -----------------------------------------

Less: reclassification adjustment for gains realized
 in net earnings:
  Realized gains                                                      (192)         0        (420)         (6)
  Related income tax effects                                            75          0         165           2
                                                                    -----------------------------------------
      Net reclassification adjustment                                 (117)         0        (255)         (4)
                                                                    -----------------------------------------

      Total other comprehensive income (loss)                         (323)        43       1,306        (733)
                                                                    -----------------------------------------

Comprehensive Income                                                $2,407     $2,565     $ 6,693     $ 4,298
                                                                    =========================================


   See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows


                                                                                 Three Months Ended          Six Months Ended
                                                                                      June 30,                   June 30,
                                                                                ---------------------     ----------------------
Increase (decrease) in cash  ($ in Thousands)                                     2001         2000         2001          2000
                                                                                  ----         ----         ----          ----
                                                                                     (Unaudited)               (Unaudited)

Cash flows from operating activities:

  Net earnings                                                                  $  2,730     $  2,522     $   5,387     $  5,031
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Provision for possible loan losses                                               120           50           180           80
    Provision for depreciation and amortization                                      666          591         1,329        1,182
    Writedown of premises and equipment                                                            93                         93
    Net amortization of security discounts and premiums                               57            4            72           12
    Provision for loss on other real estate owned                                                                19           50
    Realized gains on sales of securities available for sale, net                   (192)                      (420)          (6)
    Loans originated for sale                                                    (19,178)      (3,913)      (28,516)      (6,406)
    Proceeds from sale of loans originated for sale                               12,153        3,902        21,204        6,865
    Realized gains on sales of loans                                                (265)         (63)         (419)        (121)
    Decrease in unearned income                                                      (92)         (44)         (121)         (92)
    Realized gains on sales of other real estate owned                                (4)         (38)           (4)         (13)
    Losses on sales of other assets                                                   20                         20
    Deferred income taxes (benefits)                                                 (35)          43          (219)          (5)
    Market value adjustment for derivative instruments                                                          163
    (Increase) decrease in other assets                                           (1,452)         207        (1,423)      (1,065)
    Decrease in other liabilities                                                 (1,682)        (993)       (4,005)        (910)
    Decrease in unearned restricted stock                                             64           50           128           99
                                                                                ------------------------------------------------
      Net cash provided by (used in) operating activities                         (7,090)       2,411        (6,625)       4,794

Cash flows from investing activities:

  Proceeds from maturities and calls of securities held to maturity                                          12,000
  Proceeds from sales of securities available for sale                            30,265                     97,015       12,507
  Proceeds from maturities and calls of securities available for sale             16,000                     41,000
  Purchase of securities available for sale                                      (60,419)         (97)     (167,035)        (149)
  Principal payments received on securities available for sale                       767          385         1,254          728
  Loan originations, net of repayments                                            (2,399)     (16,119)       (5,903)     (18,841)
  Purchase of premises and equipment                                                (801)        (188)       (1,077)        (266)
  Proceeds from sales of other real estate owned                                      60          873            60          993
  Proceeds from sales of other assets                                                 10                         10
  Net (increase) decrease in interest-bearing deposits in other banks              6,950         (337)       (3,589)         110
                                                                                ------------------------------------------------
      Net cash used in investing activities                                       (9,567)     (15,483)      (26,265)      (4,918)

Cash flows from financing activities:

  Net increase in demand, NOW, money market deposit
   and savings accounts                                                           24,813        9,203        14,765       21,987
  Net increase (decrease) in time certificates                                    (6,517)       1,864         1,693          255
  Net increase (decrease) in securities sold under agreements to repurchase        6,772        9,747        (5,043)        (945)
  Net increase (decrease) in other borrowings                                      5,986          (12)       25,973      (10,024)
  Proceeds from exercise of stock options                                                                        20           33
  Purchase of treasury stock                                                        (681)      (3,454)         (945)      (4,038)
  Dividends paid on common stock                                                    (911)        (915)       (1,765)      (1,721)
                                                                                ------------------------------------------------
      Net cash provided by financing activities                                   29,462       16,433        34,698        5,547
                                                                                ------------------------------------------------

      Net increase in cash and due from banks                                     12,805        3,361         1,808        5,423
Cash and due from banks at beginning of period                                    15,437       20,637        26,434       18,575
                                                                                ------------------------------------------------

Cash and due from banks at end of period                                        $ 28,242     $ 23,998     $  28,242     $ 23,998
                                                                                ================================================


   See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1.   Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                                June 30, 2001

Note 1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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


                                                  Three Months Ended                           Six Months Ended
                                                       June 30,                                    June 30,
                                        ---------------------------------------     ---------------------------------------
                                                2001               2000                       2001               2000
                                                ----               ----                       ----               ----
                                        ($ in Thousands, except per share data)     ($ in Thousands, except per share data)

Net earnings                                 $    2,730         $    2,522                 $    5,387         $    5,031
                                             ===========================================================================

Weighted average common
 shares outstanding-Basic                     5,296,567          5,561,220                  5,305,473          5,632,999

Dilutive effect of stock options and
 restricted stock awards computed
 using the treasury stock method                131,950             24,436                    118,731             36,283
                                             ---------------------------------------------------------------------------

Weighted average common
 shares outstanding-Diluted                   5,428,517          5,585,656                  5,424,204          5,669,282
                                             ===========================================================================

Net earnings per share-Basic                 $     0.52         $     0.45                 $     1.02         $     0.89
                                             ===========================================================================

Net earnings per share-Diluted               $     0.50         $     0.45                 $     0.99         $     0.89
                                             ===========================================================================


      Weighted average options to purchase 399,250 and 249,500 shares of common stock were outstanding during the three and six months ended June 30, 2000, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive. All options to purchase shares of common stock outstanding during the three and six months ended June 30, 2001 were included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share.

Note 3.  Securities

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income
(loss), net of related income tax effects. At June 30, 2001 and December 31, 2000, the Company had no securities classified as trading securities.

      The amortized cost, estimated market value and carrying value of securities at June 30, 2001 and December 31, 2000 were as follows:


                                              Amortized      Estimated       Carrying
At June 30, 2001                                Cost        Market Value      Value
                                              ---------     ------------     --------
                                                          (In Thousands)

Securities held to maturity
  US Government agency obligations            $  1,000        $  1,002       $  1,000
  Other corporate obligations                    5,007           5,032          5,007
                                              ---------------------------------------
      Total securities held to maturity       $  6,007        $  6,034       $  6,007
                                              =======================================

Securities available for sale
  US Government agency obligations            $104,420        $104,265       $104,265
  Other corporate obligations                  114,275         114,161        114,161
  Mortgage-backed securities:
    FNMA                                         3,029           3,072          3,072
    FHLMC                                          911             928            928
    GNMA                                           710             752            752
    SBA                                            221             228            228
                                              ---------------------------------------

      Total mortgage-backed securities           4,871           4,980          4,980
  Mutual Funds                                     900           1,022          1,022
  Marketable equity securities                   1,968           2,364          2,364
                                              ---------------------------------------
      Total securities available for sale     $226,434        $226,792       $226,792
                                              =======================================



                                              Amortized      Estimated       Carrying
At December 31, 2000                            Cost        Market Value      Value
                                              ---------     ------------     --------
                                                          (In Thousands)

Securities held to maturity
  US Government agency obligations            $ 13,003        $ 12,970       $ 13,003
  Other corporate obligations                    5,008           4,952          5,008
                                              ---------------------------------------
      Total securities held to maturity       $ 18,011        $ 17,922       $ 18,011
                                              =======================================

Securities available for sale
  US Government agency obligations            $100,504        $100,050       $100,050
  Other corporate obligations                   84,245          83,142         83,142
  Mortgage-backed securities:
    FNMA                                         3,904           3,941          3,941
    FHLMC                                        1,161           1,173          1,173
    GNMA                                           767             840            840
    SBA                                            310             315            315
                                              ---------------------------------------
      Total mortgage-backed securities           6,142           6,269          6,269
  Mutual Funds                                     900             977            977
  Marketable equity securities                   6,525           6,084          6,084
                                              ---------------------------------------
      Total securities available for sale     $198,316        $196,522       $196,522
                                              =======================================


Note 4.  Loans

      Loans consist of the following at:


                                           June 30,     December 31,
                                             2001           2000
                                           --------     ------------
                                                (In Thousands)

Commercial, financial and agricultural     $ 52,006       $ 50,750
Real estate-residential                     395,258        394,286
Real estate-commercial                      180,016        177,453
Real estate-construction and
 land development                             4,823          5,385
Installment                                   6,777          6,547
Other                                        25,155         22,964
                                           -----------------------
      Total loans                           664,035        657,385
Less:
  Unearned income                            (1,056)        (1,177)
  Allowance for possible loan losses         (8,016)        (7,854)
                                           -----------------------
      Net loans                            $654,963       $648,354
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

      Changes in the allowance for possible loan losses are as follows:


                                               Three months ended    Six months ended
                                                   June 30,              June 30,
                                               ------------------    -----------------
                                                2001       2000       2001       2000
                                                ----       ----       ----       ----
                                                (In Thousands)        (In Thousands)

Balance, beginning of period                   $7,969     $7,025     $7,854     $7,032
Provision for possible loan losses                120         50        180         80
Loans charged off                                (103)      (105)      (115)      (238)
Recoveries of loans previously charged off         30         62         97        158
                                               ---------------------------------------
Balance, end of period                         $8,016     $7,032     $8,016     $7,032
                                               =======================================


      Information with respect to impaired loans consisted of the following at:


                                                 June 30,     December 31,
                                                   2001           2000
                                                 --------     ------------
                                                      (In Thousands)

Recorded investment in impaired loans             $3,101         $1,997
                                                  =====================
Impaired loans with specific loss allowances      $3,101         $1,997
                                                  =====================
Loss allowances reserved on impaired loans        $  681         $  439
                                                  =====================


      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $1,960,000 and $483,000 for the six months ended June 30,
2001 and 2000, respectively.   During the six months ended June 30, 2001 and
2000, the Company recognized no income on impaired loans.

Note 5.  Interest Bearing Deposits

      Interest bearing deposits consist of the following at:


                                  June 30,     December 31,
                                    2001           2000
                                  --------     ------------
                                       (In Thousands)

NOW accounts                      $227,277       $217,774
Savings accounts                    84,952         86,798
Money market deposit accounts       16,203         16,380
Time certificates                  273,269        271,576
                                  -----------------------
                                  $601,701       $592,528
                                  =======================


Note 6.  Supplemental Disclosures of Cash Flow Information


                                                  Three months ended      Six months ended
                                                      June 30,                June 30,
                                                  ------------------     -------------------
                                                   2001       2000        2001        2000
                                                   ----       ----        ----        ----
                                                    (In Thousands)         (In Thousands)

Cash paid for interest                            $8,472     $7,548      $16,887     $15,053
Income taxes paid                                  3,400      2,775        3,900       3,525
Non-cash investing activities:
  Loans granted in settlement of asset sales         270                     925
  Real estate acquired in settlement of loans         90        275          160         355


Note 7.  Adoption of New Accounting Policy

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board. The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the six months ended June 30, 2001 decreased net interest and dividend income by $163,000. The after tax impact on net earnings for the six months ended June 30, 2001 was a decrease of $98,000. There was no impact on net interest and dividend income or net earnings for the three months ended June 30, 2001 of accounting for derivative financial instruments under SFAS No. 133.

Note 8.  Recent Accounting Developments

      On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

* All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.

* Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
* Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
* Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
* All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

      The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $588,000 and $147,000 will no longer be recognized. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized retroactively in the quarter ending March 31, 2002, as a cumulative effect of a change in accounting principle.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
         Item 2.  Management's Discussion and Analysis of Financial
                     Condition and Results of Operations
                                June 30, 2001

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

Financial Condition

      Total assets increased by $37,514,000 or 3.93%, from $955,009,000 at December 31, 2000 to $992,523,000 at June 30, 2001. The increase in assets resulted primarily from increases in cash and due from banks, interest bearing deposits in other banks, securities available for sale, loans held for sale and portfolio loans, partially offset by decreases in securities held to maturity.

      Cash and due from banks increased $1,808,000, from $26,434,000 at December 31, 2000 to $28,242,000 at June 30, 2001. The increase related primarily to an increase in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Interest bearing deposits in other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, increased $3,589,000, from $8,872,000 at December 31, 2000 to $12,461,000 at June 30, 2001.
Interest bearing deposits in other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

      Securities available for sale increased $30,270,000, from $196,522,000 at December 31, 2000 to $226,792,000 at June 30, 2001, while securities held to maturity decreased $12,004,000, from $18,011,000 at December 31, 2000 to $6,007,000 at June 30, 2001. The increase in securities available for sale were funded by the reinvestment of proceeds received from calls of securities held to maturity and increases in deposits and other borrowings.

      Loans held for sale increased $7,731,000, from $657,000 at December 31, 2000 to $8,388,000 at June 30, 2001. The lower interest rate environment in 2001 compared with 2000 encouraged residential real estate borrowers into fixed rate loans which are primarily originated for sale in the secondary mortgage market.

      Net loans were $654,963,000 at June 30, 2001, an increase of $6,609,000, or 1.02%, from $648,354,000 at December 31, 2000. During the first six months of 2001, the Federal Reserve Board lowered short term interest rates six times totaling 275 basis points. The lower interest rate environment encouraged residential real estate borrowers into fixed rate loan products, which the Company sells into the secondary mortgage market. This was the primary reason that the net loan portfolio increased only 1.02% during the six months ended June 30, 2001.

      Total deposits increased $16,458,000, or 2.41%, from $683,334,000 at December 31, 2000 to $699,792,000 at June 30, 2001. The significant changes in deposits related to increases in NOW accounts, demand deposits and time certificates of $9,503,000, $7,285,000 and $1,693,000, respectively, partially offset by a decrease in savings accounts of $1,846,000. The increase in NOW accounts and demand deposits relates primarily to the success the Company has had in targeting these accounts as growth accounts. The changes in the balances of savings accounts related primarily to the timing of the cash needs of depositors. Competitive rates offered by the subsidiary bank for time certificates resulted in the increase in balances of time certificates.

      Securities sold under agreements to repurchase decreased $5,043,000, from $90,811,000 at December 31, 2000 to $85,768,000 at June 30, 2001. Such
accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

      Other borrowings, which consist of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), increased $25,973,000 to $126,488,000 at June 30, 2001 from $100,515,000 at December 31, 2000. Changes in other borrowings for the six months ended June 30, 2001 include short term borrowings of $998,000 at a rate of 4.54% and FHLB callable advances of $25,000,000 with a weighted average rate of 4.37%, $10,000,000 of which are callable March 26, 2002, $5,000,000 of which are callable February 5, 2003, $5,000,000 of which are callable May 8, 2003 and $5,000,000 of which are callable February 5, 2004. Additionally, repayments of amortizing FHLB debt were $25,000 during the six months ended June 30, 2001.

      Stockholders' equity increased by $4,079,000 from $73,464,000 at December 31, 2000 to $77,543,000 at June 30, 2001. The increase related primarily to net earnings of $5,387,000 and an increase of $1,306,000 for the change in accumulated other comprehensive income (loss), partially offset by decreases of $1,817,000 for dividends declared and $945,000 for the purchase of treasury stock.

Results of Operations

Net Earnings

      Net earnings for the three and six months ended June 30, 2001 were $2,730,000 and $5,387,000, compared to $2,522,000 and $5,031,000 for the three and six months ended June 30, 2000. Basic earnings per share were $.52 and $1.02 for the three and six months ended June 30, 2001, compared to $.45 and $.89 for the three and six months ended June 30, 2000. Diluted earnings per share were $.50 and $.99 for the three and six months ended June 30, 2001 compared to $.45 and $.89 for the three and six months ended June 30, 2000.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board. The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the six months ended June 30, 2001 decreased net interest and dividend income by $163,000. The after tax impact on net earnings for the six months ended June 30, 2001 was a decrease of $98,000. There was no impact on net interest and dividend income or net earnings for the three months ended June 30, 2001 of accounting for derivative financial instruments under SFAS No. 133.

Interest and Dividend Income

      Interest and dividend income for the three and six months ended June 30, 2001 was $17,357,000 and $34,461,000 compared to $15,579,000 and
$30,893,000 for the corresponding periods in 2000. The increase in interest and dividend income for the three months ended June 30, 2001 compared to the three months ended June 30, 2000 is primarily attributable to an increase in the average balance of interest earning assets of $97,317,000, partially offset by a decrease in the overall yield on interest earning assets to 7.62% for the three months ended June 30, 2001 compared to 7.68% for the same period in 2000. The increase in interest and dividend income for the six months ended June 30, 2001 compared to the six months ended June 30, 2000 is primarily attributable to an increase in the average balance of interest earning assets of $81,905,000, as well as an increase in the overall yield on interest earning assets to 7.72% for the six months ended June 30, 2001 compared to 7.60% for the same period in 2000. The increase in the average balance of interest earning assets for the three and six months ended June 30, 2001 is attributable to the Olde Port Bank branch acquisition from which approximately $43,200,000 of loans were acquired at year end 2000, as well as normal operational growth in average interest earning assets. The decrease in overall yield on interest earning assets for the three months ended June 30, 2001 is attributable to the Federal Reserve Board easing interest rates in the first and second quarters of 2001 which resulted in lower yields for loans and securities and interest earning assets for the second quarter of 2001 compared to the same period a year
ago.   The increase in overall yield on interest earning assets for the six months ended June 30, 2001 is attributable to the acquisition of approximately $43,200,000 of loans relating to the Olde Port Bank branch acquisition at year end 2000, as well as a change in the mix of assets to higher yielding loans, from lower yielding securities and other interest earning investments for the six months ended June 30, 2001 compared to June 30, 2000, partially offset by the impact of the Federal Reserve Board easing interest rates in the first and second quarters of 2001.

      The higher asset yields during the six months ended June 30, 2001 compared to the same period in 2000, are partially the result of the higher interest rate environment that was prevalent during the second, third and fourth quarters of calendar year 2000, compared to the same quarters in 1999, before the Federal Reserve Board began easing interest rates in the first and second quarters of 2001. The increase in loan yields also resulted from the acquisition of the loans from Olde Port Bank at year end 2000, which were primarily higher yielding commercial real estate and commercial and industrial loans, partially offset by the impact of accounting for derivative instruments under SFAS No. 133. The increase in investment yields also resulted from a change in the mix of the securities portfolio, with increases in higher yielding corporate obligations and decreases in lower yielding U.S. Treasury and U.S. Government Agency obligations. As a result of the Federal Reserve Board decreasing short term interest rates during the first and second quarters of 2001, asset yields decreased for the three months ended June 30, 2001 compared to the same period in 2000. Management expects asset yields to decrease during the remaining quarters in 2001.

Interest Expense

      Interest expense for the three and six months ended June 30, 2001 was $8,341,000 and $16,839,000 compared to $7,498,000 and $14,881,000 for the corresponding periods in 2000. The increase in interest expense for the three months ended June 30, 2001 compared to the same period in 2000 is primarily due to an increase in the average balance of total interest bearing liabilities of $93,851,000, partially offset by a decrease in the cost of interest bearing liabilities to 4.14% for the three months ended June 30, 2001 compared to 4.22% for the same period a year earlier. The increase in interest expense for the six months ended June 30, 2001 compared to the same period in 2000 is primarily due to an increase in the average balance of total interest bearing liabilities of $79,751,000, as well as an increase in the cost of interest bearing liabilities to 4.26% for the six months ended June 30, 2001 compared to 4.17% for the same period a year earlier. The increase in the average balance of interest bearing liabilities for the three and six months ended June 30, 2001 is attributable to the Olde Port Bank branch acquisition effective at year end 2000, where approximately $31,500,000 of interest bearing deposits and securities sold under agreements to repurchase were assumed, as well as normal operational growth in average interest bearing liabilities. Average balances of savings deposits increased $17,912,000 and $17,693,000 for the three and six months ended June 30, 2001 compared to the same periods in 2000. Average balances of time deposits increased $22,365,000 and $20,581,000 for the three and six months ended June 30, 2001 compared to the same periods in 2000. The average cost of savings deposits decreased to 2.28% and 2.35% for the three and six months ended June 30, 2001 compared to 2.60% and 2.55% for the three and six months ended June 30, 2000. The decrease in the average cost of savings deposits was primarily related to the lower short term interest rates in 2001 compared to 2000, as a result of the Federal Reserve Board decreasing short term interest rates in the first and second quarters of 2001. The average cost of time deposits increased to 5.88% and 5.95% for the three and six months ended June 30, 2001 compared to 5.40% and 5.33% for the same periods in 2000. The increase in the cost of time deposits was primarily the result of the higher interest rate environment that was prevalent during the second, third and fourth quarters of calendar year 2000 compared to the same periods in 1999, with maturing time deposits generally renewing at higher rates in 2000 compared to 1999. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $53,574,000 and $41,477,000 for the three and six months ended June 30, 2001 compared to the same periods in 2000. Average balances of securities sold under agreements to repurchase increased $11,418,000 and $12,165,000 and average balances of FHLB borrowings increased $42,156,000 and $29,312,000 during the three and six months ended June 30, 2001 compared to the same periods in 2000. The average cost of securities sold under agreements to repurchase and other borrowed funds decreased to 4.74% and 5.00% for the three and six months ended June 30, 2001 compared to 5.55% and 5.40% for the three and six months ended June 30, 2000.

      As a result of the Federal Reserve Board decreasing short term interest rates during the first and second quarters of 2001, management expects the costs of interest bearing liabilities to decrease during the remaining quarters of 2001, particularly with respect to time deposits.

Net Interest and Dividend Income

      Net interest and dividend income increased by $935,000 and $1,610,000 for the three and six months ended June 30, 2001 compared to the same periods in 2000. The increase for the three and six months ended June 30, 2001 compared to the same periods in 2000 is primarily due to the changes in interest and dividend income and interest expense as discussed above. The interest rate spread increased from 3.46% and 3.43% for the three and six months ended June 30, 2000 to 3.48% and 3.47% for the three and six months ended June 30, 2001. The net yield on interest earning assets decreased from 3.98% for the three months ended June 30, 2000 to 3.96% for the same period in 2001 while the net yield on interest earning assets increased from 3.94% for the six months ended June 30, 2000 to 3.95% for the six months ended June 30, 2001.

Provision for Possible Loan Losses

      The provision for possible loan losses for the three and six months ended June 30, 2001 was $120,000 and $180,000 compared to $50,000 and
$80,000 for the three and six months ended June 30, 2000. The increase for the three and six months ended June 30, 2001, compared to the same periods in 2000, is primarily related to growth in the loan portfolio and an increase in nonperforming loans.

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

Noninterest Income

      Noninterest income for the three and six months ended June 30, 2001 totaled $1,770,000 and $3,392,000, compared to $1,376,000 and $2,648,000 for the same periods in 2000. The increase of $394,000 and $744,000 for the three and six months ended June 30, 2001 compared to the same periods in 2000, relates primarily to increases in net gains on sales of securities available for sale of $192,000 and $414,000, respectively, and increases in net gains on sales of loans of $202,000 and $298,000, respectively. The increase in net gains on sales of loans in the secondary mortgage market was as a result of an increase in residential real estate loans originated for and sold into the secondary mortgage market in 2001 compared to 2000, due to a declining interest rate environment during the first and second quarters of 2001, which encouraged refinancing activity and encouraged borrowers in to fixed rate loan products which are sold in the secondary mortgage market.

Noninterest Expense

      Noninterest expense for the three and six months ended June 30, 2001 increased $944,000 and $1,642,000 compared to the same periods a year earlier. The increases for the three and six months ended June 30, 2001, compared to the same periods in 2000 relates primarily to increased costs associated with the acquisition of two Olde Port Bank branches which became effective at year end 2000. Salaries and benefits increased by $568,000, to $3,488,000 for the three months ended June 30, 2001 as compared to $2,920,000 for the same period a year earlier and increased by $939,000, to $6,779,000 for the six months ended June 30, 2001 as compared to $5,840,000 for the same period a year earlier. The increase in salaries and benefits was attributable to the acquisition of the two Olde Port Bank branches which contributed to an increase in full time equivalent employees from 266 at year end 2000 to 301 at June 30, 2001. Additionally, normal salary increases and an increase in commissions paid to mortgage loan originators as a result of the increased refinance activity which occurred for the three and six months ended June 30, 2001 compared to the same periods in 2000, contributed to the increase. Other expenses increased by $455,000, to $1,851,000 for the three months ended June 30, 2001 as compared with $1,396,000 for the same period a year earlier and increased by $785,000 to $3,421,000 for the six months ended June 30,

2001 compared to $2,636,000 for the same period a year earlier. The increase in other expenses is partially attributable to increased costs related to goodwill and core deposit intangible amortization of $119,000 and $238,000, respectively, for the three and six months ended June 30, 2001, associated with the Olde Port Bank branch acquisition. Additionally, for the three months ended June 30, 2001 compared to the same period in 2000, advertising and marketing costs increased by $99,000, professional fees increased by $81,000, telephone expenses increased by $33,000 and expenses for printing and supplies increased by $31,000. For the six months ended June 30, 2001 compared to the same period in 2000, advertising and marketing costs increased by $185,000, professional fees increased by $142,000 and expenses for printing and supplies increased by $71,000.

Income Taxes

      Income tax expense for the three and six months ended June 30, 2001 was $1,518,000 and $3,051,000, compared with $1,411,000 and $2,795,000 for the same periods in 2000. Income tax expense as a percentage of earnings before income taxes was 35.73% and 36.16% for the three and six months ended June 30, 2001 and 35.88% and 35.71% for the three and six months ended June 30, 2000.

Risk Elements

      Total nonperforming loans increased from $3,201,000 or 0.49% of total loans, at December 31, 2000, to $3,910,000 or 0.59% of total loans, at June 30, 2001. During the same period, other real estate owned, increased from $416,000 to $501,000. The allowance for possible loan losses as a percent of total nonperforming loans was 205.01% at June 30, 2001, compared with 245.36% at December 31, 2000.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.44% and 0.38%, as of June 30, 2001 and December 31, 2000, respectively.


                                                      June 30, 2001     December 31, 2000
                                                      -------------     -----------------
                                                               ($ in Thousands)

Loans 90 days or more past due
 and still accruing                                      $    93             $     0
                                                         ===========================

Nonaccrual/nonperforming loans                           $ 3,910             $ 3,201

Other real estate owned                                      501                 416
                                                         ---------------------------

      Total nonperforming assets                         $ 4,411             $ 3,617
                                                         ===========================

Allowance for possible loan losses                       $ 8,016             $ 7,854

Nonperforming loans as a percent of total loans             0.59%               0.49%

Allowance for possible loan losses
 as a percent of total nonperforming loans                205.01%             245.36%

Nonperforming assets as a percent of total assets           0.44%               0.38%


Liquidity

      The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits in other banks and securities available for sale, particularly short-term investments. At June 30, 2001, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $126,488,000, with an additional available borrowing capacity of approximately $141,757,000; interest bearing deposits in other banks were $12,461,000 and securities available for sale were $226,792,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $229,413,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $4,980,000, is approximately 94 months. The weighted average interest rate sensitivity for these securities is approximately 65 months, when adjusting floating rate securities in the amount of $19,483,000 to next repricing date from maturity date. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

      The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at June 30, 2001 and December 31, 2000.

      Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At June 30, 2001 and December 31, 2000, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at June 30, 2001, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      At June 30, 2001 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                                  June 30, 2001
                                              ----------------------
                                              Subsidiary
                                                 Bank        Company
                                              ----------     -------

Tier I leverage capital to average assets        7.19%        7.28%

Tier I capital to risk-weighted assets          10.19%       10.32%

Total capital to risk-weighted assets           11.36%       11.50%


      On May 3, 2000, the Company announced a Stock Repurchase Program ("Program"), whereby its Board of Directors authorized the repurchase of up to 10% (approximately 566,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of June 30, 2001, the Company had repurchased 364,027 shares of common stock, with approximately 201,973 shares still available to be repurchased under this Program.

      Recent Accounting Developments

      On July 20, 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

* All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interests method of accounting is prohibited except for transactions initiated before July 1, 2001.
* Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
* Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
* Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
* All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

      The Company will continue to amortize goodwill recognized prior to July 1, 2001, under its current method until January 1, 2002, at which time annual and quarterly goodwill amortization of $588,000 and $147,000 will no longer be recognized. By December 31, 2002, the Company will have completed a transitional fair value based impairment test of goodwill as of January 1, 2002. Impairment losses, if any, resulting from the transitional testing will be recognized retroactively in the quarter ending March 31, 2002, as a cumulative effect of a change in accounting principle.

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

                Granite State Bankshares, Inc. and Subsidiary
         Consolidated Quarterly Average Balances and Interest Rates
                              ($ in Thousands)


                                                                  2001
                                               ------------------------------------------
                                                 Second Quarter          First Quarter
                                               Avg. Bal.    Rate      Avg. Bal.     Rate
                                               ---------    ----      ---------     ----

Assets:
  Loans                                        $664,778     8.16%     $658,542      8.31%
  Securities and
   interest earning investments                 248,529     6.20%      226,991      6.45%
                                               --------               --------
      Total interest earning assets             913,307     7.62%      885,533      7.83%

  Noninterest earning assets                     70,009                 69,262
  Allowance for possible loan losses             (7,998)                (7,910)
                                               --------               --------

      Total Assets                             $975,318               $946,885
                                               ========               ========

Liabilities and stockholders' equity:
  Savings deposits                             $325,637     2.28%     $317,483      2.42%
  Time deposits                                 278,094     5.88%      275,541      6.02%
  Securities sold under agreements to
   repurchase and other borrowed funds          204,354     4.74%      193,889      5.26%
                                               --------               --------
      Total int. bearing liabilities            808,085     4.14%      786,913      4.38%

  Noninterest bearing deposits                   87,096                 79,574
  Other liabilities                               2,288                  4,179
  Stockholders' equity                           77,849                 76,219
                                               --------               --------

Total liab. and stockholders' equity           $975,318               $946,885
                                               ========               ========

Interest rate spread                                        3.48%                   3.45%
                                                            ====                    ====

Net average earning balance /
      Net yield on interest earning assets     $105,222     3.96%     $ 98,620      3.94%
                                               ========     ====      ========      ====


                                                                                     2000
                                             ------------------------------------------------------------------------------------
                                               Fourth Quarter        Third Quarter         Second Quarter        First Quarter
                                             Avg. Bal.    Rate     Avg. Bal.    Rate     Avg. Bal.    Rate     Avg. Bal.    Rate
                                             ---------    ----     ---------    ----     ---------    ----     ---------    ----

Assets:
  Loans                                      $608,663     8.23%    $592,378     8.26%    $576,778     8.27%    $567,743     8.10%
  Securities and
   interest earning investments               236,287     6.40%     236,683     6.28%     239,212     6.26%     251,451     6.21%
                                             --------              --------              --------              --------
      Total interest earning assets           844,950     7.72%     829,061     7.70%     815,990     7.68%     819,194     7.52%

  Noninterest earning assets                   59,231                56,406                54,330                54,015
  Allowance for possible loan losses           (7,209)               (7,054)               (7,028)               (7,013)
                                             --------              --------              --------              --------

      Total Assets                           $896,972              $878,413              $863,292              $866,196
                                             ========              ========              ========              ========

Liabilities and stockholders' equity:
  Savings deposits                           $306,065     2.46%    $303,556     2.59%    $307,725     2.60%    $300,055     2.50%
  Time deposits                               259,321     5.91%     255,179     5.57%     255,729     5.40%     256,757     5.27%
  Securities sold under agreements to
   repurchase and other borrowed funds        176,556     5.73%     165,869     5.70%     150,780     5.55%     164,566     5.27%
                                             --------              --------              --------              --------
      Total int. bearing liabilities          741,942     4.44%     724,604     4.35%     714,234     4.22%     721,378     4.12%

  Noninterest bearing deposits                 80,317                81,693                76,955                71,336
  Other liabilities                             2,574                 2,100                 2,168                 2,664
  Stockholders' equity                         72,139                70,016                69,935                70,818
                                             --------              --------              --------              --------

Total liab. and stockholders' equity         $896,972              $878,413              $863,292              $866,196
                                             ========              ========              ========              ========

Interest rate spread                                      3.28%                 3.35%                 3.46%                 3.40%
                                                          ====                  ====                  ====                  ====

Net average earning balance /
      Net yield on interest earning assets   $103,008     3.82%    $104,457     3.89%    $101,756     3.98%    $ 97,816     3.89%
                                             ========     ====     ========     ====     ========     ====     ========     ====


                                                                  1999
                                               -------------------------------------------
                                                 Fourth Quarter          Third Quarter
                                               Avg. Bal.     Rate      Avg. Bal.     Rate
                                               ---------     ----      ---------     ----

Assets:
  Loans                                        $565,229      8.01%     $560,027      8.00%
  Securities and
   interest earning investments                 255,355      5.96%      251,276      5.75%
                                               --------                --------
      Total interest earning assets             820,584      7.37%      811,303      7.30%

  Noninterest earning assets                     61,975                  58,521
  Allowance for possible loan losses             (7,058)                 (7,164)
                                               --------                --------

      Total Assets                             $875,501                $862,660
                                               ========                ========

Liabilities and stockholders' equity:
  Savings deposits                             $310,601      2.41%     $307,948      2.41%
  Time deposits                                 251,269      5.28%      251,675      5.18%
  Securities sold under agreements to
   repurchase and other borrowed funds          161,129      4.77%      153,121      4.71%
                                               --------                --------
      Total int. bearing liabilities            722,999      3.93%      712,744      3.88%

  Noninterest bearing deposits                   76,860                  75,088
  Other liabilities                               2,792                   2,546
  Stockholders' equity                           72,850                  72,282
                                               --------                --------

Total liab. and stockholders' equity           $875,501                $862,660
                                               ========                ========

Interest rate spread                                         3.44%                   3.42%
                                                             ====                    ====

Net average earning balance /
      Net yield on interest earning assets     $ 97,585      3.90%     $ 98,559      3.89%
                                               ========      ====      ========      ====


                Granite State Bankshares, Inc. and Subsidiary
               Part I  Item 3 and  Part II - Other Information
                                June 30, 2001

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

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      On April 10, 2001, the Company held its Annual Meeting of
Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.


                                                                          Results of Stockholder Vote
                                                               -----------------------------------------------
                                                                                                   Abstentions
                                                                                                   and Broker
      Matter Submitted                                            For       Against    Withheld     Non-Votes
      ----------------                                            ---       -------    --------    -----------

1)    Election of the following directors
      for three year terms or until their
      successors are qualified and elected:
        A)  Dr. David M. Bartley                               4,727,983       N/A      11,704          N/A
        B)  Peter C. Read                                      4,727,983       N/A      11,704          N/A
        C)  Charles W. Smith                                   4,725,581       N/A      14,106          N/A
        D)  James C. Wirths III                                4,727,983       N/A      11,704          N/A

2)    Ratification of Grant Thornton as the Company's
      auditors for the fiscal year ended December 31, 2001     4,727,537     6,650           0        5,500


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

                                       GRANITE STATE BANKSHARES, INC.


                                       /s/ Charles W. Smith
                                       ------------------------------------
Dated:   August 10, 2001               By:  Charles W. Smith
                                            Chairman and
                                            Chief Executive Officer

                                       /s/ William G. Pike
                                       ------------------------------------
Dated:   August 10, 2001               By:  William G. Pike
                                            Executive Vice President and
                                            Chief Financial Officer