Form 10-Q
period 2001-09-30
GRANITE STATE BANKSHARES INC
filed 2001-11-09
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For quarterly period ended September 30, 2001

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

                         Yes  (X)            No  ( )

      The number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 2001 was 5,257,219, $1.00 par value per share.

                                    INDEX

                Granite State Bankshares, Inc. and Subsidiary


Part I   Financial Information                                         Page

Item 1.  Financial Statements:

         Consolidated Statements of Financial Condition
         September 30, 2001 and December 31, 2000                        3

         Consolidated Statements of Earnings
         Three and Nine Months Ended September 30, 2001 and 2000         4

         Consolidated Statements of Comprehensive Income
         Three and Nine Months Ended September 30, 2001 and 2000         5

         Consolidated Statements of Cash Flows
         Three and Nine Months Ended September 30, 2001 and 2000         6

         Notes to Unaudited Consolidated Financial Statements            7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk     22

Part II  Other Information

Item 1.  Legal Proceedings                                              22

Item 2.  Changes in Securities                                          22

Item 3.  Defaults upon Senior Securities                                22

Item 4.  Submission of Matters to a Vote of Security Holders            22

Item 5.  Other Information                                              22

Item 6.  Exhibits and Reports on Form 8-K                               22

Signatures                                                              23

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Financial Condition

                                                                    September 30,      December 31,
($ in thousands, except par values)                                     2001               2000
-----------------------------------                                 -------------      ------------
                                                                              (Unaudited)

ASSETS

Cash and due from banks                                              $   24,148         $   26,434
Interest bearing deposits in other banks, at cost which
 approximates market value                                               30,572              8,872
Securities available for sale (amortized cost $243,134 at
 September 30, 2001 and $198,316 at December 31, 2000)                  248,579            196,522
Securities held to maturity (market value $5,243 at
 September 30, 2001 and $17,922 at December 31, 2000)                     5,007             18,011
Stock in Federal Home Loan Bank of Boston                                 7,201              7,201
Loans held for sale                                                       8,155                657

Loans                                                                   673,439            657,385
  Less:  Unearned income                                                 (1,123)            (1,177)
         Allowance for possible loan losses                              (7,883)            (7,854)
                                                                     -----------------------------
            Net loans                                                   664,433            648,354

Premises and equipment                                                   16,940             17,756
Other real estate owned                                                     165                416
Other assets                                                             28,277             30,786
                                                                     -----------------------------

            Total assets                                             $1,033,477         $  955,009
                                                                     =============================

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                                            $  628,158         $  592,528
Noninterest bearing deposits                                             92,961             90,806
                                                                     -----------------------------

            Total deposits                                              721,119            683,334

Securities sold under agreements to repurchase                           92,059             90,811
Other borrowings                                                        135,477            100,515
Other liabilities                                                         3,776              6,885
                                                                     -----------------------------
            Total liabilities                                           952,431            881,545

Preferred stock, $1.00 par value; authorized 7,500,000
 shares; none issued
Common stock, $1.00 par value; authorized 12,500,000 shares;
 6,789,582 shares issued at September 30, 2001 and
 December 31, 2000                                                        6,790              6,790
Additional paid-in capital                                               37,844             37,916
                                                                     -----------------------------
                                                                         44,634             44,706
Accumulated other comprehensive income (loss)                             3,306             (1,089)
Retained earnings                                                        51,969             46,437
                                                                     -----------------------------
                                                                         99,909             90,054

  Less:  Treasury stock, at cost, 1,506,863 and 1,449,362 shares at September 30, 2001 and December 31, 2000,
          respectively                                                  (17,747)           (16,344)
         Unearned restricted stock                                       (1,116)              (246)
                                                                     -----------------------------
            Total stockholders' equity                                   81,046             73,464
                                                                     -----------------------------

            Total liabilities and stockholders' equity               $1,033,477         $  955,009
                                                                     =============================

     See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                     Consolidated Statements of Earnings

                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                             --------------------------      --------------------------
($ in thousands, except per share data)                         2001            2000            2001            2000
---------------------------------------                         ----            ----            ----            ----
                                                                     (Unaudited)                     (Unaudited)

Interest and dividend income:
  Loans                                                      $   13,471      $   12,307      $   40,485      $   35,598
  Debt securities available for sale                              3,624           3,091          10,153           9,344
  Marketable equity securities available for sale                    30             145             131             522
  Securities held to maturity                                        83             289             404             866
  Dividends on Federal Home Loan Bank of Boston stock               101             144             342             404
  Other interest                                                    210              66             465             201
                                                             ----------------------------------------------------------
                                                                 17,519          16,042          51,980          46,935

Interest expense:
  Deposits                                                        5,527           5,549          17,436          16,196
  Securities sold under agreements to repurchase                    843           1,206           2,609           3,069
  Other borrowings                                                1,756           1,171           4,920           3,542
                                                             ----------------------------------------------------------
                                                                  8,126           7,926          24,965          22,807
                                                             ----------------------------------------------------------

      Net interest and dividend income                            9,393           8,116          27,015          24,128
Provision for possible loan losses                                  180             150             360             230
                                                             ----------------------------------------------------------
      Net interest and dividend income after provision for
       possible loan losses                                       9,213           7,966          26,655          23,898

Noninterest income:
  Customer account fees and service charges                         733             658           2,245           2,071
  Mortgage service fees                                             117             103             341             335
  Net gains on sales of securities available for sale                37              83             457              89
  Net gains on sales of loans                                       500             141             919             262
  Other                                                             488             435           1,305           1,311
                                                             ----------------------------------------------------------
                                                                  1,875           1,420           5,267           4,068

Noninterest expense:
  Salaries and benefits                                           3,631           3,061          10,410           8,901
  Occupancy and equipment                                         1,051           1,073           3,200           3,321
  Other real estate owned                                            49             (71)             96             (41)
  Other                                                           1,758           1,385           5,179           4,021
                                                             ----------------------------------------------------------
                                                                  6,489           5,448          18,885          16,202
                                                             ----------------------------------------------------------
  Earnings before income taxes                                    4,599           3,938          13,037          11,764
Income taxes                                                      1,735           1,422           4,786           4,217
                                                             ----------------------------------------------------------

        Net earnings                                         $    2,864      $    2,516      $    8,251      $    7,547
                                                             ==========================================================

Shares used in computing net earnings per share:
  Basic                                                       5,260,103       5,396,932       5,290,183       5,553,735
  Diluted                                                     5,401,308       5,423,346       5,416,488       5,586,705

Net earnings per share -basic                                $     0.54      $     0.47      $     1.56      $     1.36

Net earnings per share -diluted                              $     0.53      $     0.46      $     1.52      $     1.35

Cash dividends declared per share                            $     0.17      $     0.16      $     0.51      $     0.48

     See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Comprehensive Income

                                                                  Three Months Ended         Nine Months Ended
                                                                     September 30,             September 30,
                                                                 --------------------      --------------------
($ in thousands)                                                   2001         2000         2001         2000
----------------                                                   ----         ----         ----         ----
                                                                      (Unaudited)               (Unaudited)

Net earnings                                                     $ 2,864      $ 2,516      $ 8,251      $ 7,547
  Other comprehensive income (loss):
    Unrealized holding gains arising during the period             5,124        4,264        7,696        3,062
    Related income tax effects                                    (2,013)      (1,676)      (3,024)      (1,203)
                                                                 ----------------------------------------------
      Net unrealized holding gains, net of related
       income tax effects                                          3,111        2,588        4,672        1,859
                                                                 ----------------------------------------------

Less: reclassification adjustment for gains realized
 in net earnings:
  Realized gains                                                     (37)         (83)        (457)         (89)
  Related income tax effects                                          15           33          180           35
                                                                 ----------------------------------------------
      Net reclassification adjustment                                (22)         (50)        (277)         (54)
                                                                 ----------------------------------------------

      Total other comprehensive income                             3,089        2,538        4,395        1,805
                                                                 ----------------------------------------------

Comprehensive Income                                             $ 5,953      $ 5,054      $12,646      $ 9,352
                                                                 ==============================================

     See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows

                                                                  Three Months Ended           Nine Months Ended
                                                                     September 30,                September 30,
                                                              ------------------------      ------------------------
Increase (decrease) in cash  ($ in Thousands)                   2001           2000            2001           2000
---------------------------------------------                   ----           ----            ----           ----
                                                                     (Unaudited)                   (Unaudited)

Cash flows from operating activities:

  Net earnings                                                $  2,864       $  2,516       $   8,251       $  7,547
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Provision for possible loan losses                              180           150             360            230
    Provision for depreciation and amortization                     688           591           2,017          1,773
    Writedown of premises and equipment                                                                           93
    Net amortization of security discounts and premiums              41                           113             12
    Provision for loss on other real estate owned                    59                            78             50
    Realized gains on sales of securities available for
     sale, net                                                      (37)          (83)           (457)           (89)
    Loans originated for sale                                   (31,395)       (6,141)        (59,911)       (12,547)
    Proceeds from sale of loans originated for sale              32,128         6,003          53,332         12,868
    Realized gains on sales of loans                               (500)         (141)           (919)          (262)
    Increase (decrease) in unearned income                           67           (30)            (54)          (122)
    Realized gains on sales of other real estate owned              (68)          (58)            (72)           (71)
    Losses on sales of other assets                                                                20
    Deferred income taxes (benefits)                               (106)           69            (325)            64
    Market value adjustment for derivative instruments                7                           170
    (Increase) decrease in other assets                             535        (1,555)           (888)        (2,620)
    Increase (decrease) in other liabilities                        849           516          (3,156)          (394)
    Amortization of unearned restricted stock                        71            49             199            148
                                                               -----------------------------------------------------
      Net cash provided by (used in) operating activities         5,383         1,886          (1,242)         6,680

Cash flows from investing activities:

  Proceeds from maturities and calls of securities held
   to maturity                                                    1,000                        13,000
  Proceeds from sales of securities available for sale            2,037        14,794          99,052         27,301
  Proceeds from maturities and calls of securities
   available for sale                                             2,500                        43,500
  Purchase of securities available for sale                     (22,751)      (12,447)       (189,786)       (12,596)
  Principal payments received on securities available
   for sale                                                       1,510           484           2,764          1,212
  Loan originations, net of repayments                           (9,717)      (14,108)        (15,620)       (32,949)
  Purchase of premises and equipment                               (385)         (185)         (1,462)          (451)
  Proceeds from sales of other real estate owned                    345           405             405          1,398
  Proceeds from sales of other assets                                14                            24
  Net (increase) decrease in interest-bearing deposits in
   other banks                                                  (18,111)        4,265         (21,700)         4,375
                                                               -----------------------------------------------------
      Net cash used in investing activities                     (43,558)       (6,792)        (69,823)       (11,710)

Cash flows from financing activities:

  Net increase (decrease) in demand, NOW, money market
   deposit and savings accounts                                  14,940        (4,918)         29,705         17,069
  Net increase (decrease) in time certificates                    6,387        (4,845)          8,080         (4,590)
  Net increase in securities sold under agreements to
   repurchase                                                     6,291         4,911           1,248          3,966
  Net increase in other borrowings                                8,989        10,911          34,962            887
  Proceeds from exercise of stock options                            15                            35             33
  Purchase of treasury stock                                     (1,635)       (2,404)         (2,580)        (6,442)
  Dividends paid on common stock                                   (906)         (883)         (2,671)        (2,604)
                                                               -----------------------------------------------------
      Net cash provided by financing activities                  34,081         2,772          68,779          8,319
                                                               -----------------------------------------------------

      Net increase (decrease) in cash and due from banks         (4,094)       (2,134)         (2,286)         3,289
Cash and due from banks at beginning of period                   28,242        23,998          26,434         18,575
                                                               -----------------------------------------------------

Cash and due from banks at end of period                       $ 24,148      $ 21,864       $  24,148       $ 21,864
                                                               =====================================================

     See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1.  Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2001

Note 1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2001 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

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

                                                Three Months Ended                         Nine Months Ended
                                                  September 30,                              September 30,
                                           -------------------------                  -------------------------
                                              2001           2000                        2001           2000
                                              ----           ----                        ----           ----
                                     ($ in Thousands, except per share data)    ($ in Thousands, except per share data)

Net earnings                               $    2,864     $    2,516                  $    8,251     $    7,547
                                           ====================================================================

Weighted average common
 shares outstanding-Basic                   5,260,103      5,396,932                   5,290,183      5,553,735

Dilutive effect of stock options and
 restricted stock awards computed
 using the treasury stock method              141,205         26,414                     126,305         32,970
                                           --------------------------------------------------------------------

Weighted average common
 shares outstanding-Diluted                 5,401,308      5,423,346                   5,416,488      5,586,705
                                           ====================================================================

Net earnings per share-Basic               $     0.54     $     0.47                  $     1.56     $     1.36
                                           ====================================================================

Net earnings per share-Diluted             $     0.53     $     0.46                  $     1.52     $     1.35
                                           ====================================================================

      Weighted average options to purchase 6,980 and 2,352 shares of common stock were outstanding during the three and nine months ended September 30, 2001, respectively, and weighted average options to purchase 399,250 and 299,781 shares of common stock were outstanding during the three and nine months ended September 30, 2000, respectively, but were not included in the computation of weighted average common shares outstanding for purposes of computing diluted earnings per share, because the effect would have been antidilutive.

Note 3.  Securities

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income
(loss), net of related income tax effects. At September 30, 2001 and December 31, 2000, the Company had no securities classified as trading securities.

      The amortized cost, estimated market value and carrying value of securities at September 30, 2001 and December 31, 2000 were as follows:

                                                     Amortized     Estimated      Carrying
At September 30, 2001                                  Cost       Market Value      Value
---------------------                                ---------    ------------    --------
                                                                 (In Thousands)

Securities held to maturity
  Other corporate obligations                        $  5,007       $  5,243       $  5,007
                                                     --------------------------------------
      Total securities held to maturity              $  5,007       $  5,243       $  5,007
                                                     ======================================

Securities available for sale
  US Government agency obligations                   $116,894       $119,715       $119,715
  Other corporate obligations                         112,239        114,085        114,085
  Mortgage-backed securities:
    FNMA                                                1,627          1,660          1,660
    FHLMC                                               5,951          5,943          5,943
    GNMA                                                  699            750            750
    SBA                                                   204            214            214
                                                     --------------------------------------
      Total mortgage-backed securities                  8,481          8,567          8,567
  Mutual Funds                                            900          1,058          1,058
  Marketable equity securities                          4,620          5,154          5,154
                                                     --------------------------------------
      Total securities available for sale            $243,134       $248,579       $248,579
                                                     ======================================

                                                     Amortized     Estimated      Carrying
At December 31, 2000                                   Cost       Market Value      Value
--------------------                                 ---------    ------------    --------
                                                                 (In Thousands)

Securities held to maturity
  US Government agency obligations                   $ 13,003       $ 12,970       $ 13,003
  Other corporate obligations                           5,008          4,952          5,008
                                                     --------------------------------------
      Total securities held to maturity              $ 18,011       $ 17,922       $ 18,011
                                                     ======================================

Securities available for sale
  US Government agency obligations                   $100,504       $100,050       $100,050
  Other corporate obligations                          84,245         83,142         83,142
  Mortgage-backed securities:
    FNMA                                                3,904          3,941          3,941
    FHLMC                                               1,161          1,173          1,173
    GNMA                                                  767            840            840
    SBA                                                   310            315            315
                                                     --------------------------------------
      Total mortgage-backed securities                  6,142          6,269          6,269
  Mutual Funds                                            900            977            977
  Marketable equity securities                          6,525          6,084          6,084
                                                     --------------------------------------
      Total securities available for sale            $198,316       $196,522       $196,522
                                                     ======================================

Note 4.  Loans

      Loans consist of the following at:

                                                   September 30,    December 31,
                                                       2001             2000
                                                   -------------    ------------
                                                          (In Thousands)

Commercial, financial and agricultural               $ 45,083         $ 50,750
Real estate-residential                               405,273          394,286
Real estate-commercial                                186,927          177,453
Real estate-construction and land development           5,110            5,385
Installment                                             6,077            6,547
Other                                                  24,969           22,964
                                                     -------------------------
      Total loans                                     673,439          657,385
Less:
  Unearned income                                      (1,123)          (1,177)
  Allowance for possible loan losses                   (7,883)          (7,854)
                                                     -------------------------
      Net loans                                      $664,433         $648,354
                                                     =========================

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

      Changes in the allowance for possible loan losses are as follows:

                                                 Three months ended       Nine months ended
                                                    September 30,           September 30,
                                                 ------------------       -----------------
                                                  2001        2000        2001        2000
                                                  ----        ----        ----        ----
                                                   (In Thousands)          (In Thousands)

Balance, beginning of period                     $8,016      $7,032      $7,854      $7,032
Provision for possible loan losses                  180         150         360         230
Loans charged off                                  (332)        (36)       (447)       (274)
Recoveries of loans previously charged off           19          11         116         169
                                                 ------------------------------------------
Balance, end of period                           $7,883      $7,157      $7,883      $7,157
                                                 ==========================================

      Information with respect to impaired loans consisted of the following at:

                                                   September 30,     December 31,
                                                       2001              2000
                                                   -------------     ------------
                                                           (In Thousands)

Recorded investment in impaired loans                 $2,584            $1,997
                                                      ========================
Impaired loans with specific loss allowances          $2,584            $1,997
                                                      ========================
Loss allowances reserved on impaired loans            $  495            $  439
                                                      ========================

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $2,270,000 and $604,000 for the nine months ended September 30, 2001 and 2000, respectively. During the nine months ended September 30, 2001 and 2000, the Company recognized no income on impaired loans.

Note 5.  Interest Bearing Deposits

      Interest bearing deposits consist of the following at:

                                                   September 30,     December 31,
                                                       2001              2000
                                                   -------------     ------------
                                                           (In Thousands)

NOW accounts                                          $242,865          $217,774
Savings accounts                                        88,554            86,798
Money market deposit accounts                           17,083            16,380
Time certificates                                      279,656           271,576
                                                      --------------------------
                                                      $628,158          $592,528
                                                      ==========================

Note 6.  Supplemental Disclosures of Cash Flow Information

                                                    Three months ended        Nine months ended
                                                       September 30,            September 30,
                                                    ------------------        -----------------
                                                     2001        2000         2001         2000
                                                     ----        ----         ----         ----
                                                       (In Thousands)          (In Thousands)

Cash paid for interest                              $8,051      $7,879      $24,938      $22,932
Income taxes paid                                    1,750       1,100        5,650        4,625
Non-cash investing activities:
  Loans granted in settlement of asset sales                                    925
  Real estate acquired in settlement of loans                                   160          355

Note 7.  Adoption of New Accounting Policy

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board. The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three and nine months ended September 30, 2001 decreased net interest and dividend income by $7,000 and $170,000, respectively. The after tax impact on net earnings for the three and nine months ended September 30, 2001 was a decrease of $4,000 and $102,000, respectively.

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

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
    Item 2.  Management's Discussion and Analysis of Financial Condition
                          and Results of Operations
                             September 30, 2001

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

Financial Condition

      Total assets increased by $78,468,000 or 8.22%, from $955,009,000 at December 31, 2000 to $1,033,477,000 at September 30, 2001. The increase in assets resulted primarily from increases in interest bearing deposits in other banks, securities available for sale, loans held for sale and portfolio loans, partially offset by decreases in cash and due from banks and securities held to maturity.

      Cash and due from banks decreased $2,286,000, from $26,434,000 at December 31, 2000 to $24,148,000 at September 30, 2001. The decrease related primarily to a decrease in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Interest bearing deposits in other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, increased $21,700,000, from $8,872,000 at December 31, 2000 to $30,572,000 at September 30, 2001.
Interest bearing deposits in other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

      Securities available for sale increased $52,057,000, from $196,522,000 at December 31, 2000 to $248,579,000 at September 30, 2001, while securities held to maturity decreased $13,004,000, from $18,011,000 at December 31, 2000 to $5,007,000 at September 30, 2001. The increase in securities available for sale were funded by the reinvestment of proceeds received from calls of securities held to maturity and increases in deposits, securities sold under agreements to repurchase and other borrowings.

      Loans held for sale increased $7,498,000, from $657,000 at December 31, 2000 to $8,155,000 at September 30, 2001. The lower interest rate environment in 2001 compared with 2000 encouraged residential real estate borrowers into fixed rate loans which are primarily originated for sale in the secondary mortgage market.

      Net loans were $664,433,000 at September 30, 2001, an increase of $16,079,000, or 2.48%, from $648,354,000 at December 31, 2000. During the first nine months of 2001, the Federal Reserve Board lowered short term interest rates eight times totaling 350 basis points. The lower interest rate environment encouraged residential real estate borrowers into fixed rate loan products, which the Company sells into the secondary mortgage market. This was the primary reason that the net loan portfolio increased only 2.48% during the nine months ended September 30, 2001.

      Total deposits increased $37,785,000, or 5.53%, from $683,334,000 at December 31, 2000 to $721,119,000 at September 30, 2001. The significant changes in deposits related to increases in NOW accounts and time certificates of $25,091,000 and $8,080,000, respectively. The increase in NOW accounts relates primarily to the success the Company has had in targeting these accounts as growth accounts. Competitive rates offered by the subsidiary bank for time certificates resulted in the increase in balances of time certificates.

      Securities sold under agreements to repurchase increased $1,248,000, from $90,811,000 at December 31, 2000 to $92,059,000 at September 30, 2001.
The increase related primarily to business investors investing additional cash in this product at September 30, 2001 compared to December 31, 2000.

      Other borrowings, which consist of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), increased $34,962,000 to $135,477,000 at September 30, 2001 from $100,515,000 at December 31, 2000. Changes in other borrowings include FHLB callable advances borrowed during the nine months ended September 30, 2001 of $35,000,000, with a weighted average rate of 4.42%, $10,000,000 of which are callable March 26, 2002, $5,000,000 of which are callable February 5, 2003, $5,000,000 of which are callable May 8, 2003, $5,000,000 of which are callable February 5, 2004 and $10,000,000 of which are callable August 13, 2004. Additionally, repayments of amortizing FHLB debt were $38,000 during the nine months ended September 30, 2001.

      Stockholders' equity increased by $7,582,000 from $73,464,000 at December 31, 2000 to $81,046,000 at September 30, 2001. The increase related primarily to net earnings of $8,251,000 and an increase of $4,395,000 for the change in accumulated other comprehensive income (loss), partially offset by decreases of $2,719,000 for dividends declared and $2,580,000 for the purchase of treasury stock.

Results of Operations

Net Earnings

      Net earnings for the three and nine months ended September 30, 2001 were $2,864,000 and $8,251,000, compared to $2,516,000 and $7,547,000 for the three and nine months ended September 30, 2000. Basic earnings per share were $.54 and $1.56 for the three and nine months ended September 30, 2001, compared to $.47 and $1.36 for the three and nine months ended September 30, 2000. Diluted earnings per share were $.53 and $1.52 for the three and nine months ended September 30, 2001 compared to $.46 and $1.35 for the three and nine months ended September 30, 2000.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board. The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three and nine months ended September 30, 2001 decreased net interest and dividend income by $7,000 and $170,000, respectively. The after tax impact on net earnings for the three and nine months ended September 30, 2001 was a decrease of $4,000 and $102,000, respectively.

Interest and Dividend Income

      Interest and dividend income for the three and nine months ended September 30, 2001 was $17,519,000 and $51,980,000 compared to $16,042,000 and $46,935,000 for the corresponding periods in 2000. The increase in interest and dividend income for the three and nine months ended September 30, 2001 compared to the three and nine months ended September 30, 2000 is primarily attributable to an increase in the average balance of interest earning assets of $120,527,000 and $94,934,000, respectively, partially offset by a decrease in the overall yield on interest earning assets to 7.32% and 7.59% for the three and nine months ended September 30, 2001 compared to 7.70% and 7.63% for the same periods in 2000. The increase in the average balance of interest earning assets for the three and nine months ended September 30, 2001 is attributable to the Olde Port Bank branch acquisition from which approximately $43,200,000 of loans were acquired at year end 2000, as well as normal operational growth in average interest earning assets. The decrease in overall yield on interest earning assets for the three and nine months ended September 30, 2001 is attributable to the Federal Reserve Board easing interest rates eight times, totaling 350 basis points, during the first three quarters of 2001, which resulted in lower yields for loans and securities and interest earning assets for the three and nine months ended September 30, 2001 as compared to the same
periods a year ago.   The lower interest rate environment during 2001 as
compared to 2000 resulted in a decrease in the yield on loans to 7.93% and 8.13% for the three and nine months ended September 30, 2001 compared to 8.26% and 8.21% for the three and nine months ended September 30, 2000 and a decrease in the yield on securities and interest earning investments from 6.28% and 6.25% for the three and nine months ended September 30, 2000 to 5.83% and 6.16% for the three and nine months ended September 30, 2001.

      As a result of the Federal Reserve Board decreasing short term interest rates during the first three quarters of 2001, management expects asset yields to continue to decrease during the remainder of 2001.

Interest Expense

      Interest expense for the three and nine months ended September 30, 2001 was $8,126,000 and $24,965,000 compared to $7,926,000 and $22,807,000 for the corresponding periods in 2000. The increase in interest expense for the three and nine months ended September 30, 2001 compared to the same periods in 2000 is primarily due to an increase in the average balance of total interest bearing liabilities of $114,711,000 and $91,541,000, respectively, partially offset by a decrease in the cost of interest bearing liabilities to 3.84% and 4.12% for the three and nine months ended September 30, 2001 compared to 4.35% and 4.23% for the same periods a year earlier. The increase in the average balance of interest bearing liabilities for the three and nine months ended September 30, 2001 is attributable to the Olde Port Bank branch acquisition effective at year end 2000, where approximately $31,500,000 of interest bearing deposits and securities sold under agreements to repurchase were assumed, as well as normal operational growth in average interest bearing liabilities. Average balances of savings deposits increased $32,601,000 and $22,716,000 for the three and nine months ended September 30, 2001 compared to the same periods in 2000. Average balances of time deposits increased $20,287,000 and $20,481,000 for the three and nine months ended September 30, 2001 compared to the same periods in 2000. The average cost of savings deposits decreased to 2.03% and 2.24% for the three and nine months ended September 30, 2001 compared to 2.59% and 2.56% for the three and nine months ended September 30, 2000. The decrease in the average cost of savings deposits was primarily related to the lower short term interest rates in 2001 compared to 2000, as a result of the Federal Reserve Board decreasing short term interest rates in the first three quarters of 2001. The average cost of time deposits decreased from 5.57% for the three months ended September 30, 2000 to 5.49% for the same period in 2001, while the average cost of time deposits increased from 5.41% for the nine months ended September 30, 2000 to 5.79% for the same period in 2001. The increase in the cost of time deposits for the nine months ended September 30, 2001 was primarily the result of time deposits which were opened or renewed by depositors during 2000 when interest rates were higher, generally for terms of twelve to fifteen months, some of which have matured and renewed at lower rates and some of which are still outstanding. As these time deposits mature in the current low rate environment, they will renew at lower rates and the average cost of time deposits will continue to decrease as it did in the second and third quarters of 2001. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $61,823,000 and $48,344,000 for the three and nine months ended September 30, 2001 compared to the same periods in 2000. Average balances of securities sold under agreements to repurchase increased $13,141,000 and $12,505,000 and average balances of FHLB borrowings increased $48,682,000 and $35,839,000 during the three and nine months ended September 30, 2001 compared to the same periods in 2000. The average cost of securities sold under agreements to repurchase and other borrowed funds decreased to 4.53% and 4.84% for the three and nine months ended September 30, 2001 compared to 5.70% and 5.51% for the three and nine months ended September 30, 2000. The lower cost of securities sold under agreements to repurchase and other borrowed funds related primarily to the lower interest rate environment during 2001 compared to 2000, with short term rates on securities sold under agreements to repurchase being lower in 2001 than 2000. Additionally, callable advances from the FHLB totaling $35,000,000 were borrowed during 2001 at lower rates than previous advances, which also lowered the average cost of borrowings.

      As a result of the Federal Reserve Board decreasing short term interest rates during the first three quarters of 2001, management expects the costs of interest bearing liabilities to decrease during the remaining quarter of 2001, particularly with respect to time deposits.

Net Interest and Dividend Income

      Net interest and dividend income increased by $1,277,000 and $2,887,000 for the three and nine months ended September 30, 2001 compared to the same periods in 2000. The increase for the three and nine months ended September 30, 2001 compared to the same periods in 2000 is primarily due to the changes in interest and dividend income and interest expense as discussed above. The interest rate spread increased from 3.35% and 3.40% for the three and nine months ended September 30, 2000 to 3.48% and 3.47% for the three and nine months ended September 30, 2001. The net yield on interest earning assets increased from 3.89% and 3.92% for the three and nine months ended September 30, 2000 to 3.92% and 3.94% for the same periods in 2001.

Provision for Possible Loan Losses

      The provision for possible loan losses for the three and nine months ended September 30, 2001 was $180,000 and $360,000 compared to $150,000 and $230,000 for the three and nine months ended September 30, 2000. The increase for the three and nine months ended September 30, 2001, compared to the same periods in 2000, is primarily related to an increase in nonperforming loans and an increase in net charge offs.

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the losses inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions and/or concentrations; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions; historical loan charge-off experience; and the results of bank regulatory examinations. Management uses currently available information in determining the adequacy of the allowance for possible loan losses. If economic conditions deteriorate, significant additional provisions for possible loan losses may be necessary.

Noninterest Income

      Noninterest income for the three and nine months ended September 30, 2001 totaled $1,875,000 and $5,267,000, compared to $1,420,000 and
$4,068,000 for the same periods in 2000. The increase of $455,000 and $1,199,000 for the three and nine months ended September 30, 2001 compared to the same periods in 2000, relates primarily to increases in net gains on sales of loans of $359,000 and $657,000, respectively, as well as an increase in net gains on sales of securities available for sale of $368,000 for the nine months ended September 30, 2001 compared to the same period in 2000. The increase in net gains on sales of loans in the secondary mortgage market was as a result of an increase in residential real estate loans originated for and sold into the secondary mortgage market in 2001 compared to 2000, due to a declining interest rate environment during the first three quarters of 2001, which encouraged refinancing activity and encouraged borrowers into fixed rate loan products which the Company sells in the secondary mortgage market. Additionally, customer account service fees and charges on deposits increased $74,000 and $175,000, respectively, for the three and nine months ended September 30, 2001, compared to the same periods in 2000.

Noninterest Expense

      Noninterest expense for the three and nine months ended September 30, 2001 increased $1,041,000 and $2,683,000 compared to the same periods a year earlier. The increases for the three and nine months ended September 30, 2001, compared to the same periods in 2000 relates primarily to increased costs associated with the acquisition of two Olde Port Bank branches which became effective at year end 2000. Salaries and benefits increased by $570,000, to $3,631,000 for the three months ended September 30, 2001 as compared to $3,061,000 for the same period a year earlier and increased by $1,509,000 to $10,410,000 for the nine months ended September 30, 2001 as compared to $8,901,000 for the same period a year earlier. The increase in salaries and benefits was attributable to the acquisition of the two Olde Port Bank branches which contributed to an increase in full time equivalent employees from 266 at year end 2000 to 306 at September 30, 2001. Additionally, normal salary increases and an increase in commissions paid to mortgage loan originators as a result of the increased refinance activity which occurred for the three and nine months ended September 30, 2001 compared to the same periods in 2000, contributed to the increase. Other real estate owned expense increased by $120,000 and $137,000 for the three and nine months ended September 30, 2001 as compared to the same periods in 2000 as a result of an increase in expenses and writedowns related to foreclosed properties. Other expenses increased by $373,000 to $1,758,000 for the three months ended September 30, 2001 as compared with $1,385,000 for the same period a year earlier and increased by $1,158,000 to $5,179,000 for the nine months ended September 30, 2001 compared to $4,021,000 for the same period a year earlier. The increase in other expenses is partially attributable to an increase in amortization expense of $119,000 and $357,000, respectively, for the three and nine months ended September 30, 2001, for goodwill and intangible assets associated with the Olde Port Bank branch acquisition. Additionally, for the three months ended September 30, 2001 compared to the same period in 2000, professional fees increased by $51,000, telephone expenses increased by $43,000, amortization expense of mortgage servicing rights increased by $35,000 and expenses for printing and supplies increased by $31,000. For the nine months ended September 30, 2001 compared to the same period in 2000, advertising and marketing costs increased by $198,000, professional fees increased by $193,000, printing and supplies increased by $102,000 and telephone expenses increased by $86,000.

Income Taxes

      Income tax expense for the three and nine months ended September 30, 2001 was $1,735,000 and $4,786,000, compared with $1,422,000 and $4,217,000 for the same periods in 2000. Income tax expense as a percentage of earnings before income taxes was 37.73% and 36.71% for the three and nine months ended September 30, 2001 and 36.11% and 35.85% for the three and nine months ended September 30, 2000.

Risk Elements

      Total nonperforming loans increased from $3,201,000 or 0.49% of total loans, at December 31, 2000, to $3,491,000 or 0.52% of total loans, at September 30, 2001. During the same period, other real estate owned, decreased from $416,000 to $165,000. The allowance for possible loan losses as a percent of total nonperforming loans was 225.81% at September 30, 2001, compared with 245.36% at December 31, 2000.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.35% and 0.38%, as of September 30, 2001 and December 31, 2000, respectively.

                                                   September 30, 2001    December 31, 2000
                                                   ------------------    -----------------
                                                              ($ in Thousands)

Loans 90 days or more past due
  and still accruing                                     $  146               $    0
                                                         ===========================

Nonaccrual/nonperforming loans                           $3,491               $3,201

Other real estate owned                                     165                  416
                                                         ---------------------------

      Total nonperforming assets                         $3,656               $3,617
                                                         ===========================

Allowance for possible loan losses                       $7,883               $7,854

Nonperforming loans as a percent of total loans            0.52%                0.49%

Allowance for possible loan losses
 as a percent of total nonperforming loans               225.81%              245.36%

Nonperforming assets as a percent of total assets          0.35%                0.38%

Liquidity

      The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits in other banks and securities available for sale, particularly short-term investments. At September 30, 2001, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $135,477,000, with an additional available borrowing capacity of approximately $132,067,000; interest bearing deposits in other banks were $30,572,000 and securities available for sale were $248,579,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $247,374,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $8,567,000, is approximately 86 months. The weighted average interest rate sensitivity for these securities is approximately 58 months, when adjusting floating rate securities in the amount of $19,058,000 to next repricing date from maturity date. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

      The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at September 30, 2001 and December 31, 2000.

      Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At September 30, 2001 and December 31, 2000, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at September 30, 2001, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      At September 30, 2001 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                                   September 30, 2001
                                                 ----------------------
                                                 Subsidiary
                                                    Bank        Company
                                                 ----------     -------

Tier I leverage capital to average assets           7.04%        7.08%

Tier I capital to risk-weighted assets             10.07%       10.13%

Total capital to risk-weighted assets              11.19%       11.25%

      On May 3, 2000, the Company announced a Stock Repurchase Program ("Program"), whereby its Board of Directors authorized the repurchase of up to 10% (approximately 566,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of September 30, 2001, the Company had repurchased 435,327 shares of common stock, with approximately 130,673 shares still available to be repurchased under this Program.

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

                Granite State Bankshares, Inc. and Subsidiary
         Consolidated Quarterly Average Balances and Interest Rates
                              ($ in Thousands)

                                                                            2001
                                            ------------------------------------------------------------------
                                               Third Quarter           Second Quarter         First Quarter
                                             ------------------      -----------------      -----------------
                                             Avg. Bal.     Rate      Avg. Bal.    Rate      Avg. Bal.    Rate
                                             ---------     ----      ---------    ----      ---------    ----

Assets:
  Loans                                     $  673,942     7.93%     $664,778     8.16%     $658,542     8.31%
  Securities and interest
   earning investments                         275,646     5.83%      248,529     6.20%      226,991     6.45%
                                            ----------               --------               --------
      Total interest earning assets            949,588     7.32%      913,307     7.62%      885,533     7.83%

  Noninterest earning assets                    71,827                 70,009                 69,262
  Allowance for possible loan losses            (8,049)                (7,998)                (7,910)
                                            ----------               --------               --------

Total Assets                                $1,013,366               $975,318               $946,885
                                            ==========               ========               ========

Liabilities and stockholders' equity:
  Savings deposits                          $  336,157     2.03%     $325,637     2.28%     $317,483     2.42%
  Time deposits                                275,466     5.49%      278,094     5.88%      275,541     6.02%
  Securities sold under agreements to
   repurchase and other borrowed funds         227,692     4.53%      204,354     4.74%      193,889     5.26%
                                            ----------               --------               --------
      Total int. bearing liabilities           839,315     3.84%      808,085     4.14%      786,913     4.38%

  Noninterest bearing deposits                  91,736                 87,096                 79,574
  Other liabilities                              2,212                  2,288                  4,179
  Stockholders' equity                          80,103                 77,849                 76,219
                                            ----------               --------               --------

Total liab. and stockholders' equity        $1,013,366               $975,318               $946,885
                                            ==========               ========               ========

Interest rate spread                                       3.48%                  3.48%                  3.45%
                                                           ====                   ====                   ====

Net average earning balance/
 Net yield on interest earning assets       $  110,273     3.92%     $105,222     3.96%     $ 98,620     3.94%
                                            ==========     ====      ========     ====      ========     ====

                                                                                     2000
                                            ---------------------------------------------------------------------------------------
                                              Fourth Quarter         Third Quarter          Second Quarter         First Quarter
                                            -----------------      -----------------      -----------------      ------------------
                                            Avg. Bal.    Rate      Avg. Bal.    Rate      Avg. Bal.    Rate      Avg. Bal.    Rate
                                            ---------    ----      ---------    ----      ---------    ----      ---------    ----

Assets:
  Loans                                     $608,663     8.23%     $592,378     8.26%     $576,778     8.27%     $567,743     8.10%
  Securities and interest
   earning investments                       236,287     6.40%      236,683     6.28%      239,212     6.26%      251,451     6.21%
                                            --------               --------               --------               --------
      Total interest earning assets          844,950     7.72%      829,061     7.70%      815,990     7.68%      819,194     7.52%

  Noninterest earning assets                  59,231                 56,406                 54,330                 54,015
  Allowance for possible loan losses          (7,209)                (7,054)                (7,028)                (7,013)
                                            --------               --------               --------               --------

Total Assets                                $896,972               $878,413               $863,292               $866,196
                                            ========               ========               ========               ========

Liabilities and stockholders' equity:
  Savings deposits                          $306,065     2.46%     $303,556     2.59%     $307,725     2.60%     $300,055     2.50%
  Time deposits                              259,321     5.91%      255,179     5.57%      255,729     5.40%      256,757     5.27%
  Securities sold under agreements to
   repurchase and other borrowed funds       176,556     5.73%      165,869     5.70%      150,780     5.55%      164,566     5.27%
                                            --------               --------               --------               --------
      Total int. bearing liabilities         741,942     4.44%      724,604     4.35%      714,234     4.22%      721,378     4.12%

  Noninterest bearing deposits                80,317                 81,693                 76,955                 71,336
  Other liabilities                            2,574                  2,100                  2,168                  2,664
  Stockholders' equity                        72,139                 70,016                 69,935                 70,818
                                            --------               --------               --------               --------

Total liab. and stockholders' equity        $896,972               $878,413               $863,292               $866,196
                                            ========               ========               ========               ========

Interest rate spread                                     3.28%                  3.35%                  3.46%                  3.40%
                                                         ====                   ====                   ====                   ====

Net average earning balance /
  Net yield on interest earning assets      $103,008     3.82%     $104,457     3.89%     $101,756     3.98%     $ 97,816     3.89%
                                            ========     ====      ========     ====      ========     ====      ========     ====

                                                   1999
                                            -----------------
                                             Fourth Quarter
                                            -----------------
                                            Avg. Bal.    Rate
                                            ---------    ----

Assets:
  Loans                                     $565,229     8.01%
  Securities and interest
   earning investments                       255,355     5.96%
                                            --------
      Total interest earning assets          820,584     7.37%

  Noninterest earning assets                  61,975
  Allowance for possible loan losses          (7,058)
                                            --------

Total Assets                                $875,501
                                            ========

Liabilities and stockholders' equity:
  Savings deposits                          $310,601     2.41%
  Time deposits                              251,269     5.28%
  Securities sold under agreements to
   repurchase and other borrowed funds       161,129     4.77%
                                            --------
      Total int. bearing liabilities         722,999     3.93%

  Noninterest bearing deposits                76,860
  Other liabilities                            2,792
  Stockholders' equity                        72,850
                                            --------

Total liab. and stockholders' equity        $875,501
                                            ========

Interest rate spread                                     3.44%
                                                         ====

Net average earning balance /
  Net yield on interest earning assets      $ 97,585     3.90%
                                            ========     ====

                Granite State Bankshares, Inc. and Subsidiary
                Part I Item 3 and Part II - Other Information
                             September 30, 2001

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

                                       GRANITE STATE BANKSHARES, INC.

                                       /s/ Charles W. Smith
                                       ____________________________________
Dated:  November 9, 2001               By:   Charles W. Smith
                                             Chairman and
                                             Chief Executive Officer

                                       /s/ William G. Pike
                                       ____________________________________
Dated:  November 9, 2001               By:   William G. Pike
                                             Executive Vice President and
                                             Chief Financial Officer