Form 10-K
period 2001-12-31
GRANITE STATE BANKSHARES INC
filed 2002-03-15
CIK 792360

SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

                                  FORM 10-K

               Annual Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

      For the fiscal year ended                 Commission File No. 0-14895
      December 31, 2001

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

      Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained to the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

      The aggregate market value of the voting common stock held by non-affiliates of the Registrant, based on the closing bid price of March 1, 2002, was $109,001,906. For purposes of this calculation, the affiliates of the Registrant include its directors and executive officers. Although such directors and executive officers of the Registrant performing policy-making functions were assumed to be "affiliates" of the Registrant, this classification is not to be interpreted as an admission of such status.

      As of March 1, 2002, the number of shares of the Registrant's common stock outstanding of record (exclusive of treasury shares) was 5,191,274.

                           DOCUMENTS INCORPORATED
                                BY REFERENCE

      The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of the Annual Report on Form 10-K:


        Document                     Part
        --------                     ----

Annual Report to Stockholders for    Part I, Item 1 (c) (5),
the year ended December 31, 2001     "Statistical Information"

                                     Part II, Item 6
                                     "Selected Financial Data"

                                     Part II, Item 7,
                                     "Management's Discussion and
                                     Analysis of Financial Condition and
                                     Results of Operations"

                                     Part II, Item 7a,
                                     "Quantitative and Qualitative
                                     Disclosures About Market Risk"

                                     Part II, Item 8
                                     "Financial Statements and
                                     Supplementary Data"

Proxy Statement for the 2002         Part III, Item 10,
Annual Meeting of Stockholders       "Directors and Executive Officers
                                     of the Registrant"

                                     Part III, Item 11,
                                     "Executive Compensation"

                                     Part III, Item 12,
                                     "Security Ownership of Certain
                                     Beneficial Owners and Management"

                                     Part III, Item 13,
                                     "Certain Relationships and
                                     Related Transactions"

                Form 10-K Annual Report -- Table of Contents

                                   PART I

                                                                      Page
                                                                      ----

Item 1.   Description of Business                                       5

      a.  General Development of Business                               5
      b.  Financial Information About Industry Segments                 5
      c.  Narrative Description of Business                             5

            1. General Description of Business                          6
            2. Regulation & Supervision                                 7
            3. Monetary Policies                                       12
            4. Employees                                               12
            5. Statistical Information                                 12

                  A. Distribution of Assets, Liabilities,
                     and Stockholders' Equity; Interest
                     Rates and Interest Differential                   13
                  B. Rate/Volume Analysis                              13
                  C. Investment Portfolio                              13
                  D. Loan Portfolio                                    17
                  E. Maturity of Loans                                 17
                  F. Nonperforming Loans and Assets                    18
                  G. Summary of Loan Loss Experience and
                     Allocation of the Allowance for
                     Possible Loan Losses                              19
                  H. Risks Associated with Commercial Real
                      Estate, Commercial and Construction Loans        22
                  I. Deposits                                          22
                  J. Maturities of Time Deposits                       23
                  K. Return on Equity and Assets                       23
                  L. Borrowings                                        23
                  M. Competition                                       25
                  N. Subsidiaries                                      26

      d.  Financial Information About Foreign and
          Domestic Operations and Export Sales                         26

Item 2.   Properties                                                   27

Item 3.   Legal Proceedings                                            27

Item 4.   Submission of Matters to a Vote of Security Holders          27

Additional Item.  Executive Officers                                   28

                                   PART II

                                                                      Page
                                                                      ----

Item 5.   Market for Registrant's Common Equity and
          Related Stockholder Matters                                  29

      a.  Market Information                                           29
      b.  Holders                                                      29
      c.  Dividends                                                    29

Item 6.   Selected Financial Data                                      29

Item 7.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                          30

Item 7a.  Quantitative and Qualitative Disclosures About
          Market Risk                                                  30

Item 8.   Financial Statements and Supplementary Data                  30

      a.  Financial Statements Required by Regulation S-X              30
      b.  Supplementary Financial Information                          30

            1. Selected Quarterly Financial Data                       30
            2. Information on the Effects of Changing Prices           30
            3. Information About Oil and Gas Producing Activities      30

Item 9.   Changes in and Disagreements with Accountants
          on Accounting and Financial Disclosure                       30

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant           31

Item 11.  Executive Compensation                                       31

Item 12.  Security Ownership of Certain Beneficial Owners
          and Management                                               31

Item 13.  Certain Relationships and Related Transactions               31

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and
          Reports on Form 8-K                                          31

      a.  List of Documents filed as Part of this Report               31

            1. Financial Statements                                    31
            2. Financial Statement Schedules                           32

      b.  Reports on Form 8-K                                          32
      c.  Exhibits                                                     32

Signatures                                                             34

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

      Effective at year end 2000, the Company completed its acquisition of two branch offices of Olde Port Bank, a division of Webster Bank. See also
Note 2 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 2001, which is incorporated herein by reference.

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

      The Company's distribution network for its services is comprised of its main office in Keene, full-service banking offices in Antrim, Chesterfield, Concord, Durham, Hampton, Hillsborough, Jaffrey, Merrimack, Milford, Nashua, Portsmouth, Peterborough and Weare and 45 automatic teller machines ("ATMs") located in Antrim, Amherst, Chesterfield, Concord, Dublin, Durham, Fitzwilliam, Greenfield, Hampton, Hillsborough, Jaffrey, Keene, Merrimack, Milford, Nashua, Portsmouth, Peterborough, West Swanzey, North Swanzey and Weare. All of the office and ATM locations are in the State of New Hampshire. The Bank offers its products and services online through its internet banking branch, GRANITe-bank.

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

      For additional information relating to the Company's risk management processes, see Management's Discussion and Analysis of Financial Condition and Results of Operations included in the Company's Annual Report to Stockholders for the year ended December 31, 2001, which is incorporated herein by reference.

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

      The Bank is required under New Hampshire law to maintain a reserve of the lesser of not less than 12% of the amount of demand deposits and 5% of the amount of time and savings deposits in cash or in specified short-term investments, or the reserve requirements established by the FRB. At December 31, 2001 this requirement was satisfied.

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

      The Bank pays assessments to the Commissioner's office to support its operations. In 2001, these assessments totaled $18,416.

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

Investment Authority
--------------------

      The FDIC regulations restrict investments by and activities of insured state banks such as the Bank. Effective December 19, 1992, neither state banks nor their subsidiaries may engage in activities, as principal, not permissible for national banks or their subsidiaries unless the FDIC determines that the activity would pose no significant risk to the deposit insurance fund and the bank is in compliance with and continues to comply with applicable federal capital standards. Additionally, subject to exceptions for majority-owned subsidiaries and certain other limited exceptions, state banks may not acquire or retain any equity investment of a type or in an amount not permissible for national banks. The Federal Deposit Insurance Act does contain a partial exception from these requirements for stock and mutual fund ownership by banks which were authorized to make such investments by state law and had made such investments during a specified time period. The Bank believed it qualified for the exception and applied to the FDIC for approval. During 1993, the Bank received approval from the FDIC to invest in equity securities listed on a national exchange and registered shares of mutual funds, which are otherwise impermissible investments for national banks, in an amount not to exceed 100 percent of its Tier 1 capital, which amounted to $71,595,000 at December 31, 2001.

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

      Core capital is comprised of the sum of common stockholders' equity, noncumulative perpetual preferred stock (including any related surplus) and minority interests in consolidated subsidiaries, minus all intangible assets (other than qualifying servicing rights and purchased credit card relationships), identified losses and investments in certain subsidiaries. At December 31, 2001, the Bank's ratio of core capital to average total assets equaled 7.00%, which exceeded the minimum leverage requirement.

      The FDIC also requires that banks meet a risk-based capital standard. The risk-based capital standard requires the maintenance of a ratio of total capital (which is defined as core capital and supplementary capital) to risk-weighted assets of 8.00%. In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet assets, are multiplied by a risk-weight of 0% to 100%, based on the risks the FDIC believes are inherent in the type of asset. The components of core capital are equivalent to those discussed earlier under the leverage capital requirement. The components of supplementary capital currently include cumulative perpetual preferred stock, long-term perpetual preferred stock, mandatory convertible securities, subordinated debt and intermediate preferred stock and allowance for loan and lease losses. Allowance for loan and lease losses included in supplementary capital is limited to a maximum of 1.25% of risk-weighted assets. Overall, the amount of capital counted toward supplementary capital cannot exceed 100% of core capital. At December 31, 2001, the Bank met its risk based capital requirements with a core risk-based capital to risk-weighted assets ratio of 10.38% and a total risk-based capital to risk-weighted assets ratio of 11.55%.

Prompt Corrective Action Regulations
------------------------------------

      Effective December 19, 1992, the regulatory agencies, including the FDIC, were authorized to take certain supervisory actions against undercapitalized banks. The severity of such action depends upon the degree of undercapitalization. The regulations generally require subject to a narrow exception, the appointment of a receiver or conservator for banks whose tangible capital level falls below 2% of assets, which appointment is to be made within a maximum of 270 days after the threshold is reached. At December 31, 2001, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations. See also Capital Resources and Liquidity - Capital Resources in the Management's Discussion and Analysis Section of the Annual Report to Stockholders for the year ended December 31, 2001.

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

      During 2001, the Bank paid annual insurance premiums of $129,000 compared with $130,000 in 2000.

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

      An institution's assessment rate depends on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, there are nine assessment risk classifications or combinations of capital groups and supervisory subgroups, to which different assessment rates are applied. Assessment rates for deposit insurance for both BIF and SAIF currently range from 0 basis points to 27 basis points. The capital and supervisory subgroup to which an institution is assigned by the FDIC is confidential and may not be disclosed. A bank's rate of deposit insurance assessments will depend upon the category and subcategory to which the bank is assigned by the FDIC. The FDIC is required to maintain a ratio of reserves to insured deposits of 1.25% for each of the BIF and the SAIF. The FDIC may increase its assessment rates in order to maintain the required reserve ratio. Any increase in insurance assessments could have an adverse effect on the Bank's earnings.

      Under the Deposit Insurance Funds Act of 1996, the assessment base for the payments on the bonds issued in the late 1980's by the Financing Corporation ("FICO") to recapitalize the now defunct Federal

Savings and Loan Insurance Corporation was expanded to include, beginning January 1, 1997, the deposits of institutions insured by the BIF, such as the Bank. Until December 31, 1999, the rate of assessment for BIF-assessable deposits was one-fifth of the rate imposed on deposits insured by the SAIF. Effective January 1, 2000, the rate of assessment for BIF and SAIF deposits is the same. The weighted average annual assessment rate for 2001 on the Bank's deposits was 0.01895%.

Federal Reserve System
----------------------

      Under FRB regulations, the Bank is required to maintain reserves against its transaction accounts (primarily checking and NOW accounts), non-personal money market deposit accounts, and non-personal time deposits. Because reserves must generally be maintained in cash or in non-interest bearing accounts, the effect of the reserve requirement is to increase the Bank's cost of funds. For most of 2001, these regulations required reserves of 3% of total transaction accounts of up to $42.8 million. Total transaction accounts amounting to over $42.8 million required a reserve of $1.1 million plus 10% (this rate is set by the FRB and can range from 8% to 14%) of that portion of total transaction accounts in excess of such amount. Institutions were permitted to designate and exempt $5.5 million of reservable liabilities from these reserve requirements. These amounts and percentages are subject to adjustment by the FRB. The Bank was in compliance with its reserve requirements at December 31, 2001. The Bank also has the authority to borrow from the Federal Reserve Board "discount window" to meet its short-term liquidity needs.

      During December, 2001, the amount of reservable liabilities exempt from reserve requirements was increased to $5.7 million and the level at which reservable liabilities would be subject to the 10% rate was lowered to $41.3 million.

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

      The Federal Reserve Board has issued guidelines for a risk-based approach to measuring the capital adequacy of bank holding companies and state-chartered banks which are members of the Federal Reserve System. These capital requirements generally call for an 8 percent total capital ratio, of which 4 percent must be comprised of Tier I capital. Risk-based capital ratios are calculated by weighting assets and off-balance sheet instruments according to their relative credit risks. In addition to the risk-based capital standard, bank holding companies such as the Company must maintain a minimum leverage ratio of Tier I capital to total assets of at least 4 percent, with Tier I capital for this purpose being defined consistent with the risk-based capital guidelines. At December 31, 2001, Granite State had consolidated Tier I and total risk-based capital ratios of 10.51% and 11.69%, respectively and a leverage ratio of Tier I capital to average total assets of 7.09%.

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

      As a member of the FHLB, the Bank is required to purchase and hold stock in the FHLB in an amount equal to the greater of 1% of the aggregate of unpaid residential mortgage loan balances and the carrying value of mortgage-backed securities outstanding at the end of the year; or 5% of its outstanding advances from the FHLB of Boston. As of December 31, 2001, Granite Bank held stock in the FHLB in the amount of $7,201,000 and was required to maintain an investment in such stock of $6,773,000.

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

            (4) Employees

      As of December 31, 2001, Granite State and its subsidiary employed 302 full time equivalent officers and employees. Granite State considers relations with its employees to be satisfactory. None of the employees of the Company or its subsidiary are represented by a collective bargaining group.

            (5) Statistical Information

      The statistical information on Granite State set forth in the following sections is furnished pursuant to Industry Guide 3 under the Securities Exchange Act of 1934.

                  (A) Distribution of Assets, Liabilities, and Stockholders'
                      Equity; Interest Rates and Interest Differential

      Information regarding the distribution of assets, liabilities and stockholders' equity; interest rates and interest differential for each of the three years in the period ended December 31, 2001, on page 24 of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated herein by reference.

                  (B) Rate/Volume Analysis

      Information regarding the dollar amount of changes in interest income and interest expense for interest earning assets and interest bearing liabilities attributable to changes in interest rates and changes in volume for each of the two years in the period ended December 31, 2001, on page 25 of the Annual Report to Stockholders for the year ended December 31, 2001 are incorporated herein by reference.

                  (C) Investment Portfolio

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held to maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) as a separate component of stockholders' equity, net of estimated income taxes. The Company classifies its securities into three categories: held-to-maturity, available-for-sale and held for trading. The Company had no securities classified as trading securities at or during the years ended December 31, 2001, 2000 and 1999.

      The following table sets forth the amortized cost, unrealized gains and losses, and estimated market values of securities held to maturity and securities available for sale at December 31, 2001, 2000 and 1999.


                                                                                      Estimated
                                             Amortized    Unrealized    Unrealized      Market
                                                Cost         Gains        Losses        Value
                                             ---------    ----------    ----------    ---------
                                                               (In Thousands)

Securities held to maturity
 At December 31, 2001
  Other corporate obligations                $  5,006       $  220                    $  5,226
                                             -------------------------------------------------
      Total securities held to maturity      $  5,006       $  220        $    0      $  5,226
                                             =================================================

Securities available for sale
 At December 31, 2001
  US Government agency obligations           $144,812       $1,968        $  391      $146,389
  Other corporate obligations                 105,021        2,407         1,715       105,713
  Mortgage-backed securities:
    FNMA                                        1,548           40                       1,588
    FHLMC                                      15,415           19           145        15,289
    GNMA                                          687           47                         734
    SBA                                           198           11                         209
                                             -------------------------------------------------
      Total mortgage-backed securities         17,848          117           145        17,820
  Mutual Funds                                    900          164            17         1,047
  Marketable equity securities                  3,019          309            96         3,232
                                             -------------------------------------------------
      Total securities available for sale    $271,600       $4,965        $2,364      $274,201
                                             =================================================

Securities held to maturity
 At December 31, 2000
  US Government agency obligations           $ 13,003       $    3        $   36      $ 12,970
  Other corporate obligations                   5,008                         56         4,952
                                             -------------------------------------------------
      Total securities held to maturity      $ 18,011       $    3        $   92      $ 17,922
                                             =================================================

Securities available for sale
 At December 31, 2000
  US Government agency obligations           $100,504       $    5        $  459      $100,050
  Other corporate obligations                  84,245          265         1,368        83,142
  Mortgage-backed securities:
    FNMA                                        3,904           44             7         3,941
    FHLMC                                       1,161           12                       1,173
    GNMA                                          767           73                         840
    SBA                                           310            5                         315
                                             -------------------------------------------------
      Total mortgage-backed securities          6,142          134             7         6,269
  Mutual Funds                                    900           98            21           977
  Marketable equity securities                  6,525          318           759         6,084
                                             -------------------------------------------------
      Total securities available for sale    $198,316       $  820        $2,614      $196,522
                                             =================================================




                                                                                      Estimated
                                             Amortized    Unrealized    Unrealized      Market
                                                Cost         Gains        Losses        Value
                                             ---------    ----------    ----------    ---------
                                                               (In Thousands)

Securities held to maturity
 At December 31, 1999
  US Government agency obligations           $ 13,007                     $  482      $ 12,525
  Other corporate obligations                   5,010                        303         4,707
                                             -------------------------------------------------
      Total securities held to maturity      $ 18,017       $    0        $  785      $ 17,232
                                             =================================================

Securities available for sale
 At December 31, 1999
  US Treasury obligations                    $ 19,988       $   43                    $ 20,031
  US Government agency obligations            105,454                     $3,428       102,026
  Other corporate obligations                  71,824           27         2,427        69,424
  Mortgage-backed securities:
    FNMA                                        4,772           20            44         4,748
    FHLMC                                       1,526            1            22         1,505
    GNMA                                          870           40                         910
    SBA                                           397            2             1           398
                                             -------------------------------------------------
      Total mortgage-backed securities          7,565           63            67         7,561
  Mutual Funds                                  7,149           47           172         7,024
  Marketable equity securities                 10,693          909         2,096         9,506
                                             -------------------------------------------------
      Total securities available for sale    $222,673       $1,089        $8,190      $215,572
                                             =================================================


      As a member of the FHLB of Boston, the Bank is required to invest in $100 par value stock of the FHLB of Boston in the amount of 1% of its outstanding loans secured by residential housing, or 5% of its outstanding advances from the FHLB of Boston, whichever is higher. When such stock is redeemed, the Bank would receive from the FHLB of Boston an amount equal to the par value of the stock. As of December 31, 2001, 2000 and 1999, the Company had investments in FHLB of Boston stock of $7,201,000 for each of the three years, respectively. At December 31, 2001 the weighted average yield on FHLB of Boston stock was 4.50%.

      The following table sets forth the maturity distribution of securities held to maturity and securities available for sale at December 31, 2001 and the weighted average yields of such securities (calculated on the basis of the amortized cost and effective yields weighted for the scheduled maturity of each security).


                                               Amortized          Weighted
                                                  Cost         Average Yield
                                               ---------       -------------
                                             (In Thousands)

US Government Agency obligations
  Due within 1 year                                   -               -
  Due after 1 but within 5 years               $ 83,373            5.04%
  Due after 5 but within 10 years                61,439            6.04%
                                               --------
      Total                                     144,812            5.46%
                                               --------

Other corporate obligations
  Due within 1 year                                   -               -
  Due after 1 but within 5 years                 79,438            6.48%
  Due after 5 but within 10 years                 5,137            6.40%
  Due after 10 years (including $19,950,000
   of floating rate securities)                  25,452            4.74%
                                               --------
      Total                                     110,027            6.07%
                                               --------

Mortgage-backed securities
  Due within 1 year                                   5            7.45%
  Due after 1 but within 5 years                      -               -
  Due after 5 but within 10 years                 4,948            5.55%
  Due after 10 years                             12,895            6.20%
                                               --------
      Total                                      17,848            6.02%
                                               --------

Total debt securities                           272,687            5.74%
Mutual fund shares*                                 900            2.38%
Marketable equity securities*                     3,019           10.34%
Net unrealized gains on
 securities available for sale                    2,601               -
                                               --------
Total securities held to maturity
 and securities available for sale             $279,207            5.78%
                                               ========


      Included in total debt securities above are other corporate obligations classified as securities held to maturity, with an amortized cost of $5,006,000 which are due after one year, but within five years, with a yield of 6.21%. All other debt securities are classified as securities available for sale.

      *Mutual fund shares and marketable equity securities have no stated maturity, and are therefore considered to be due after 10 years.

      The Company did not own any securities of an individual issuer, with a book value in excess of 10% of stockholders' equity, excluding U.S. Treasury and U.S. Government agency obligations, at December 31, 2001.

                  (D) Loan Portfolio

      The following table shows Granite State's loan distribution as of December 31:


                                                   2001        2000        1999        1998        1997
                                                 --------    --------    --------    --------    --------
                                                                (In Thousands)

Commercial, financial and agricultural           $ 43,823    $ 50,750    $ 41,837    $ 48,418    $ 68,513
Real estate-residential                           335,632     351,146     316,891     292,059     209,094
Real estate-multifamily                            49,579      43,140      39,477      36,184      36,483
Real estate-commercial                            184,502     177,453     136,566     146,093     151,474
Real estate-construction and land development       9,060       5,385       3,886       2,281       6,000
Installment                                         5,932       6,547       5,952       7,809      11,588
Other                                              26,472      22,964      24,085      22,855      26,013
                                                 --------    --------    --------    --------    --------
      Total Loans                                 655,000     657,385     568,694     555,699    $509,165
Less:
  Allowance for possible loan losses               (8,085)     (7,854)     (7,032)     (7,122)     (7,651)
  Unearned income                                  (1,075)     (1,177)     (1,248)     (1,506)     (1,432)
                                                 --------    --------    --------    --------    --------
      Net Loans                                  $645,840    $648,354    $560,414    $547,071    $500,082
                                                 ========    ========    ========    ========    ========


                  (E) Maturity of Loans

      The following table shows the maturity distribution of loans outstanding, excluding non-accrual loans of $3,015,000 as of December 31, 2001.


                                                 One Year    Over One Year       Over
                                                 or Less     to Five Years    Five Years      Total
                                                 --------    -------------    ----------      -----
                                                                   ( In Thousands)

Commercial, financial and agricultural           $13,250        $16,666        $ 13,203     $ 43,119
Real estate-residential                            2,589          4,852         327,982      335,423
Real estate-multifamily                            1,871          6,314          41,394       49,579
Real estate-commercial                             7,658         30,236         144,804      182,698
Real estate-construction and land development      4,628          2,377           1,805        8,810
Installment                                        1,517          4,127             269        5,913
Other                                              1,965          1,264          23,214       26,443
                                                 -------        -------        --------     --------
                                                 $33,478        $65,836        $552,671     $651,985
                                                 =======        =======        ========     ========


Loans maturing after one year
  Fixed interest rate                                           $39,630        $128,481     $168,111
  Variable interest rate                                         26,206         424,190      450,396
                                                                -------        --------     --------
                                                                $65,836        $552,671     $618,507
                                                                =======        ========     ========


      Included in the loan maturity table above, are loans with a variable interest rate totaling $26,206,000 which are scheduled to mature in one to five years, of which $18,992,000 are scheduled to reprice within one year or less, with the remaining $7,214,000 scheduled to reprice within one to five years. Also included in the loan maturity table, are loans with a variable interest rate totaling $424,190,000 which are scheduled to mature after five years, of which $122,244,000 are scheduled to reprice within one year or less; $261,647,000 which are scheduled to reprice within one to five years, with the remaining $40,299,000 scheduled to reprice after five years.

                  (F) Nonperforming Loans and Assets

      The following table summarizes Granite State's nonperforming loans and assets at December 31. Amounts shown reflect principal only.


                                                  2001       2000       1999       1998       1997
                                                 ------     ------     ------     ------     ------
                                                                  ($ In Thousands)

Nonperforming Loans:
Commercial, financial and agricultural           $  704     $  307     $  475     $  678     $  956
Real estate-residential                             209        820        746      1,222      1,489
Real estate-multifamily                               0          0          0        125          0
Real estate-commercial                            1,804      2,030        294        592      4,261
Real estate-construction and land development       250         14          0        378         92
Installment and other                                48         30          1         18        347
                                                 ------     ------     ------     ------     ------
      Total nonperforming loans                   3,015      3,201      1,516      3,013      7,145

Other real estate owned                               0        416      1,288      1,601      1,905
                                                 ------     ------     ------     ------     ------
Total nonperforming loans and other
 real estate owned                               $3,015     $3,617     $2,804     $4,614     $9,050
                                                 ======     ======     ======     ======     ======

Percentage of nonperforming loans and
 other real estate owned to total loans
 receivable                                        0.46%      0.55%      0.49%      0.83%      1.78%
                                                 ======     ======     ======     ======     ======

Percentage of nonperforming loans and
 other real estate owned to total assets           0.30%      0.38%      0.32%      0.53%      1.11%
                                                 ======     ======     ======     ======     ======

Loans delinquent 90 days or more still
 accruing, not included in above                 $  165     $    -     $    4     $  146     $  535
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

      For the year ended December 31, 2001, the gross interest income on nonperforming loans that would have been recorded, had such loans been current in accordance with their original terms amounted to $263,000. The amount of interest income on those loans included in net earnings for the year ended December 31, 2001 amounted to $28,000.

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

      Other real estate owned at December 31 was comprised as follows:


                                       2001    2000     1999      1998      1997
                                       ----    ----    ------    ------    ------
                                                     (In Thousands)

Condominiums and apartment projects                    $   55    $  131    $  371
Single family housing projects                 $171       794       739       792
Non-retail commercial                           268       691       756       773
Residential                                     187       235       451       437
                                       ----    ----    ------    ------    ------
                                                626     1,775     2,077     2,373
Less:  Valuation allowance                      210       487       476       468
                                       ----    ----    ------    ------    ------
                                       $  0    $416    $1,288    $1,601    $1,905
                                       ====    ====    ======    ======    ======


      As of December 31, 2001, there were no loan concentrations exceeding 10% of total loans.

      As of December 31, 2001, neither Granite State nor its subsidiary, Granite Bank, had any foreign loans.

                  (G) Summary of Loan Loss Experience and Allocation
                      of the Allowance for Possible Loan Losses

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the losses inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of possible losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions and/or concentrations; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions and historical loan charge-off experience. At December
31, 1998, the level of the allowance was lower than the 1997 level, due to reductions in the level of nonperforming and impaired loans in 1998 compared with 1997, increased net charge-offs for 1998 compared with 1997, as well as a change in the mix of loans to primarily residential real estate loans which accounted for 52.6% of the total loan portfolio at December 31, 1998 compared to 41.1% at December 31, 1997, while commercial real estate and commercial, financial and agricultural loans accounted for 35.0% of the total loan portfolio in 1998 compared to 43.2% in 1997. The amount of the allowance for possible loan losses decreased at December 31, 1999 compared to December 31, 1998, primarily as a result of decreases in nonperforming and impaired loans, the low level of net charge-offs in 1999 and the continuing change in the composition of the loan portfolio which was more predominantly residential real estate in 1999, partially offset by the overall growth of the loan portfolio. Residential real estate loans comprised 55.7% of the loan portfolio at December 31, 1999 compared to 52.6% at December 31, 1998. Commercial real estate loans and commercial, financial and agricultural loans comprised 31.4% of the loan portfolio at December 31, 1999 compared to 35.0% at December 31, 1998. At December 31,
2000 the level of the allowance was higher than at December 31, 1999, primarily as a result of an increase in nonperforming and impaired loans, the overall growth of the loan portfolio and the allowance of the loan portfolio acquired in connection with the year end 2000 acquisition of the two

Olde Port Bank branch offices. At December 31, 2001 the level of the allowance was higher than at December 31, 2000, primarily as a result of increases in commercial real estate loans, multifamily real estate loans and construction and land development real estate loans as well as a provision to increase the allowance related to one nonperforming commercial real estate loan. While management believes that the allowance for possible loan losses at December 31, 2001 is adequate based on its current review and estimates, further provisions to the allowance may be necessary. Additionally, regulatory agencies review the Company's allowance for loan losses as part of their examination process. Such agencies may require the Company to recognize additions to the allowance based upon judgments which may be different from those of management.

      Changes in the allowance for possible loan losses for the year ended December 31 are as follows:


                                                   2001        2000        1999        1998        1997
                                                 -------     -------     -------     -------     -------
                                                                     (In Thousands)

Balance at beginning of year                     $ 7,854     $ 7,032     $ 7,122     $ 7,651     $ 6,253
  Allowance of loan portfolio related
   to branch acquisition                                         606
  Provision for possible loan losses                 660         330          50       1,125       2,425
  Loans charged off                                 (550)       (324)       (559)     (2,113)     (1,205)
  Recoveries of loans previously charged off         121         210         419         459         178
                                                 -------     -------     -------     -------     -------
Balance at end of year                           $ 8,085     $ 7,854     $ 7,032     $ 7,122     $ 7,651
                                                 =======     =======     =======     =======     =======


      A summary of loan charge-offs by loan category for the year ended December 31, follows:


                                                   2001        2000        1999        1998        1997
                                                 -------     -------     -------     -------     -------
                                                                     (In Thousands)

Commercial, financial and agricultural           $   143     $    91     $    76     $   503     $   356
Real estate-residential                               46         109         113         298         339
Real estate-multifamily                                0           9           0           0         274
Real estate-commercial                               302          32         326         903         150
Real estate-construction and land development          0           0           0          15          19
Installment and other loans                           59          83          44         394          67
                                                 -------     -------     -------     -------     -------
                                                 $   550     $   324     $   559     $ 2,113     $ 1,205
                                                 =======     =======     =======     =======     =======


      A summary of loan recoveries by loan category for the year ended December 31, follows:


                                                   2001        2000        1999        1998        1997
                                                 -------     -------     -------     -------     -------
                                                                     (In Thousands)

Commercial, financial and agricultural           $    52     $    42     $   258     $    82     $    35
Real estate-residential                                9          24          67          61          64
Real estate-multifamily                                0           0           0         138           0
Real estate-commercial                                52          77          67          78          56
Real estate-construction and land development          0          50           0           1           1
Installment and other loans                            8          17          27          99          22
                                                 -------     -------     -------     -------     -------
                                                 $   121     $   210     $   419     $   459     $   178
                                                 =======     =======     =======     =======     =======


      The ratio of net loan charge-offs to average loans outstanding for the year ended December 31, is summarized as follows:


                                                   2001        2000        1999        1998        1997
                                                 -------     -------     -------     -------     -------
                                                                    ($ In Thousands)

Net loan charge-offs                             $    429    $    114    $    140    $  1,654    $  1,027
                                                 ========    ========    ========    ========    ========

Average loans outstanding                        $667,963    $586,081    $559,651    $536,596    $474,844
                                                 ========    ========    ========    ========    ========
Ratio of net loan charge-offs
 to average loans outstanding                        0.06%       0.02%       0.03%       0.31%       0.22%
                                                 ========    ========    ========    ========    ========


      An allocation of the allowance for possible loan losses as of December 31 follows:



                                          2001                          2000                          1999
                               --------------------------    --------------------------    --------------------------
                                         Percent of loans              Percent of loans              Percent of loans
                                         in each category              in each category              in each category
                               Amount     to total loans     Amount     to total loans     Amount     to total loans
                               ------    ----------------    ------    ----------------    ------    ----------------
                                                                  ($ In Thousands)

Commercial, financial
 and agricultural              $1,019           6.69%        $1,335           7.72%        $1,222           7.36%
Real estate-residential         1,288          51.24%         1,031          53.42%         1,007          55.72%
Real estate-multifamily           696           7.57%           608           6.56%           551           6.94%
Real estate-commercial          3,510          28.17%         3,273          26.99%         2,299          24.01%
Real estate-construction
 and land development             198           1.38%           122           0.82%            63           0.69%
Installment and other loans       413           4.95%           536           4.49%           511           5.28%
Unallocated                       961              -            949              -          1,379              -
                               ------         ------         ------         ------         ------         ------
                               $8,085         100.00%        $7,854         100.00%        $7,032         100.00%
                               ======         ======         ======         ======         ======         ======


                                          1998                          1997
                               --------------------------    --------------------------
                                         Percent of loans              Percent of loans
                                         in each category              in each category
                               Amount     to total loans     Amount     to total loans
                               ------    ----------------    ------    ----------------
                                                   ($ In Thousands)

Commercial, financial
 and agricultural              $1,245           8.71%        $1,507          13.46%
Real estate-residential         1,070          52.56%           892          41.07%
Real estate-multifamily           112           6.51%            81           7.16%
Real estate-commercial          2,567          26.29%         3,229          29.75%
Real estate-construction
 and land development             278           0.41%           125           1.18%
Installment and other loans       542           5.52%           690           7.38%
Unallocated                     1,308              -          1,127              -
                               ------         ------         ------         ------
                               $7,122         100.00%        $7,651         100.00%
                               ======         ======         ======         ======


      The allowance for possible loan losses as a percentage of loans outstanding at December 31 of each reported period is as follows:


                                2001     2000     1999     1998     1997
                                ----     ----     ----     ----     ----

Allowance for possible
 loan losses as a percentage
 of total loans outstanding     1.23%    1.19%    1.24%    1.28%    1.50%
                                ====     ====     ====     ====     ====


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

                  (I) Deposits

      The average balance of deposits and the average rates paid thereon are summarized as follows:


                                           2001                    2000                    1999
                                   --------------------    --------------------    --------------------
                                               Weighted                Weighted                Weighted
                                   Average     Average     Average     Average     Average     Average
                                   Balance       Rate      Balance       Rate      Balance       Rate
                                   -------     --------    -------     --------    -------     --------
                                                             ($ In Thousands)

Interest bearing deposits:
  Interest bearing NOW deposits    $229,636      2.20%     $204,608      2.68%     $199,598      2.45%
  Money market deposits              16,757      2.74%       14,178      2.53%       18,947      2.55%
  Savings deposits                   86,783      1.72%       85,475      2.21%       89,014      2.24%
  Time deposits                     275,364      5.48%      256,668      5.54%      256,660      5.26%
                                   --------                --------                --------
Total interest bearing deposits    $608,540      3.63%     $560,929      3.91%     $564,219      3.70%
                                   ========      ====      ========      ====      ========      ====

Noninterest bearing deposits       $ 89,067       N/A      $ 77,522       N/A      $ 73,145       N/A
                                   ========                ========                ========


                  (J) Maturities of Time Deposits

      The maturity distribution of time certificates of deposit of $100,000 or more at December 31, 2001 follows:


REMAINING MATURITY               BALANCE
------------------               -------
                             (In Thousands)

3 months or less                 $ 7,918
Over 3 through 6 months            6,430
Over 6 through 12 months          20,750
Over 12 through 36 months          8,617
Over 36 months                     3,097
                                 -------
                                 $46,812
                                 =======


                  (K) Return on Equity and Assets

      Operating and capital ratios for the year ended December 31 follows:


                                                     2001      2000      1999
                                                    ------    ------    ------


Net earnings to average assets                       1.15%     1.15%     1.18%

Net earnings to average
 stockholders' equity                               14.39%    14.25%    13.88%

Dividend pay out ratio on common stock  -basic      31.48%    34.97%    32.00%
                                        -diluted    32.23%    35.16%    32.75%

Average equity to average total assets               7.97%     8.07%     8.47%


                  (L) Borrowings

      Information regarding borrowings in Note 13 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

Short-Term Borrowings
---------------------

      Outstanding short-term borrowings at December 31 were as follows:


                                                       2001       2000       1999
                                                      -------    -------    -------
                                                             (In Thousands)

Securities sold under agreements to repurchase        $85,013    $90,811    $75,042
                                                      =======    =======    =======

Short-term and current portion of other borrowings    $    54    $    51    $    48
                                                      =======    =======    =======


      The maximum amount of securities sold under agreements to repurchase and short-term and current portion of other borrowings outstanding at any month end during the year ended December 31 were as follows:


                                                       2001       2000       1999
                                                      -------    -------    -------
                                                             (In Thousands)

Securities sold under agreements to repurchase        $96,820    $90,811    $75,042
                                                      =======    =======    =======

Short-term and current portion of other borrowings    $ 6,202    $10,923    $ 2,919
                                                      =======    =======    =======


      The average balance of securities sold under agreements to repurchase and short-term and current portion of other borrowings and weighted average interest rates thereon for the year ended December 31 were as follows:


                                            2001                       2000                       1999
                                  -----------------------    -----------------------    -----------------------
                                  Average      Weighted      Average      Weighted      Average      Weighted
                                  Balance    Average Rate    Balance    Average Rate    Balance    Average Rate
                                  -------    ------------    -------    ------------    -------    ------------
                                                                 ($ in Thousands)

Securities sold under
 agreements to repurchase         $88,431        3.50%       $77,723        5.55%       $65,078        4.08%
                                  =======        ====        =======        ====        =======        ====

Short-term and current portion
 of other borrowings              $   495        5.57%       $ 1,320        6.74%       $   621        5.15%
                                  =======        ====        =======        ====        =======        ====


      Other borrowings, consist of advances from the FHLB of Boston. Scheduled maturities and interest rates on such advances at December 31, are as follows:


Maturity                                                    Interest Rate      2001        2000
--------------------------------------------------------    -------------    --------    --------
                                                                                (In Thousands)

April 2003                                                      5.84%        $ 20,000    $ 20,000
May 2003                                                        5.92%          10,000      10,000
Amortizing advance, final payment, October 2005                 6.13%             220         267
May 2008                                                        6.09%          10,000      10,000
October 2008                                                    4.49%          20,000      20,000
October 2009                                                    5.58%          10,000      10,000
March 2010                                                      6.09%          10,000      10,000
October 2010                                                    5.84%          10,000      10,000
December 2010                                                   4.86%          10,000      10,000
February 2011                                                   4.58%           5,000
February 2011                                                   4.82%           5,000
March 2011                                                      3.99%          10,000
May 2011                                                        4.47%           5,000
August 2011                                                     4.55%          10,000
January 2014                                                    5.00%              48          48
April 2014                                                      5.00%              78          78
June 2014                                                       5.00%              60          60
Amortizing advance, final payment, August 2014                  5.00%              58          62
                                                                             --------    --------
    Total other borrowings                                                    135,464     100,515
Less: short-term and current portion of other borrowings                           54          51
                                                                             --------    --------
    Long-term portion of other borrowings                                    $135,410    $100,464
                                                                             ========    ========


      Principal payments due on long-term borrowings after December 31, 2001 are $54,000 in 2002, $30,058,000 in 2003, $62,000 in 2004, $60,000 in
2005, $4,000 in 2006 and $105,226,000 in years thereafter. The FHLB of Boston has the right to call and require the repayment of $70,000,000 of borrowings during 2002, $20,000,000 of which is at an interest rate of 4.49% maturing in 2008; $10,000,000 of which is at an interest rate of 5.58% maturing in 2009; $30,000,000 of which is at a weighted average interest rate of 5.60% maturing in 2010 and $10,000,000 of which is at an interest rate of 3.99% maturing in 2011. Additionally, the FHLBB has the right to call and require repayment of $10,000,000 of borrowings during 2003, which is at a weighted average interest rate of 4.53% maturing in 2011 and $15,000,000 of borrowings during 2004, which is at a weighted average interest rate of 4.64% maturing in 2011.

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

      (d) Financial Information about Foreign and Domestic Operations and Export Sales

      Not applicable.

Item 2.   Properties

      The following table sets forth the location of the Company's offices as of December 31, 2001. See also Notes 10 and 14 to the Consolidated Financial Statements in the Annual Report to Stockholders for the year ended December 31, 2001 which are incorporated herein by reference.


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

      Additionally, the Company operates twenty-four ATMs at other locations in Keene, Fitzwilliam, Milford, Amherst, Durham, West Swanzey, North Swanzey, Peterborough, Hillsborough, Concord, Dublin and Greenfield, New Hampshire. The ATM facilities and their enclosures are owned by the Company; the property on which they are located is leased. All offices and ATM facilities are located in New Hampshire. The Company believes that its current facilities are adequate to meet its present needs.

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

Item 4.   Submission of Matters to a Vote of Security Holders

      None.

Additional Item. Executive Officers

      Information regarding executive officers not listed as directors in the Proxy Statement is as follows:

      Charles B. Paquette (age 49) is the Executive Vice President, Secretary and Chief Operations Officer of Granite State and Senior Executive Vice President, Secretary and Chief Operations Officer of Granite Bank, positions he assumed in 1986 and 1991, respectively. Mr. Paquette has been employed in a management position by the Company and Granite Bank since 1980.

      William C. Henson (age 46) is the Executive Vice President of Granite State and Senior Executive Vice President and Chief Credit Officer of Granite Bank, positions he assumed in 1986 and 2000, respectively. Mr. Henson joined the Bank in 1980, and since 1982 has served in an executive management capacity.

      William G. Pike (age 50) is the Executive Vice President and Chief Financial Officer of Granite State and Senior Executive Vice President and Chief Financial Officer of Granite Bank, positions he assumed in 1991 and 2000, respectively. Mr. Pike has served in an executive management position in the Bank since 1991.

                                   PART II

Item 5.   Market for Registrant's Common Equity and Related Stockholder Matters

      (a) Market Information

      Granite State's common stock is quoted on the Nasdaq Stock Market under the symbol GSBI. The following table shows the range of the high and low closing prices and dividend information on a quarterly basis for Granite State's common stock for 2001 and 2000. The table does not reflect inter-dealer prices, potential mark-ups, mark-downs or commissions, and may not necessarily represent actual transactions.


                                                        2001
                                      ----------------------------------------
                                      4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                      -------    -------    -------    -------

      Dividends declared per share    $ 0.17     $ 0.17     $ 0.17     $ 0.17
Stock Price
      High........................     23.60      24.00      23.60      22.38
      Low.........................     20.75      21.75      20.50      18.75


                                                        2000
                                      ----------------------------------------
                                      4th Qtr    3rd Qtr    2nd Qtr    1st Qtr
                                      -------    -------    -------    -------

      Dividends declared per share    $ 0.16     $ 0.16     $ 0.16     $ 0.16
Stock Price
      High........................     20.88      18.88      17.13      20.38
      Low.........................     17.38      15.00      14.69      14.88

</TABLE

      (b) Holders

      As of March 1, 2002, Granite State had approximately 1,044 common shareholders of record.

      (c) Dividends

      The holders of common stock of Granite State are entitled to receive and share pro-rata in such dividends as may be declared by the Board of Directors of Granite State out of funds legally available therefor. Under
New Hampshire corporate law, Granite State may pay dividends on its common stock, provided that after giving effect to the dividend, it has the ability to pay its debts in the ordinary course when due, and its total assets exceed its total liabilities, plus any amount needed to satisfy the rights of security holders having a superior claim upon liquidation.

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

Item 6.   Selected Financial Data

      Selected Financial Data on page 61 of the Annual Report to
Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

      Management's Discussion and Analysis of Financial Condition and Results of Operations on pages 13 to 31, inclusive, of the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 7a.  Quantitative and Qualitative Disclosures About Market Risk

      Quantitative and Qualitative Disclosures About Market Risk on pages 18 to 22 inclusive, of the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

      (a) Financial Statements Required by Regulation S-X

      Information relating to financial statements on pages 33 to 60, inclusive, of the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

      (b) Supplementary Financial Information

            (1) Selected Quarterly Financial Data

      The Selected Quarterly Financial Data on page 60 of the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

            (2) Information on the Effects of Changing Prices

      Management's discussion of the effects of inflation on page 30 of the Annual Report to Stockholders for the year ended December 31, 2001 is incorporated herein by reference.

            (3) Information About Oil and Gas Producing Activities

      Not applicable.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant

      Information regarding directors and executive officers of Granite State on pages 3 and 4 of the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 11.  Executive Compensation

      Information regarding executive compensation on pages 5 to 10 of the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      Information regarding security ownership of certain beneficial owners and Granite State's management on pages 2 to 4 of the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

Item 13.  Certain Relationships and Related Transactions

      Information regarding certain relationships and related transactions on page 10 of the Proxy Statement for the 2002 Annual Meeting of Stockholders is incorporated herein by reference.

                                   PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K

      (a) List of Documents Filed as Part of this Report

            (1) Financial Statements

      The financial statements listed below and the report of independent certified public accountants are incorporated herein by reference to the Annual Report to Stockholders for the year ended December 31, 2001, in Item
8. Page references are to such Annual Report.

      Financial Statements                                    Page Reference
      --------------------                                    --------------

      Granite State Bankshares, Inc. and Subsidiary

        Report of Independent Certified Public Accountants          33

        Consolidated Statements of Financial Condition              34

        Consolidated Statements of Earnings                         35

        Consolidated Statements of Comprehensive Income             36

        Consolidated Statements of Stockholders' Equity             37

        Consolidated Statements of Cash Flows                       38

        Notes to Consolidated Financial Statements                39 - 60

            (2) Financial Statements Schedules

      Schedules of the Consolidated Financial Statements required by the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions or are inapplicable, and therefore have been omitted.

      The remaining information appearing in the Annual Report to Stockholders for the year ended December 31, 2001, is not deemed to be filed as part of this report, except as expressly provided herein.

      (b) Reports on Form 8-K

      None

      (c) Exhibits

      The exhibits listed below are filed herewith or are incorporated by reference to other filings.

                        Exhibit Index to Form 10-K


      Exhibit 2 Agreement and Plan of Reorganization by and among Granite State, Granite Bank and Primary Bank, as amended, dated as of April 29, 1997 and the Agreement and Plan of Merger among Granite Bank and
                        Primary Bank and joined in by Granite State*

      Exhibit 3.1       Articles of Incorporation**

      Exhibit 3.2       Bylaws ***

      Exhibit 10.1      Stock Option Plan**

      Exhibit 10.2      Employment Agreement with Charles W. Smith**

      Exhibit 10.3      Amendment No. 1 to Employment Agreement with
                        Charles W. Smith***

      Exhibit 10.4      Form of Special Termination Agreement with Messrs.
                        Charles B. Paquette, William C. Henson, William G. Pike and William D. Elliott***

      Exhibit 10.5      Employee Stock Ownership Plan**

      Exhibit 10.7      1997 Granite State Bankshares, Inc. Long-Term Incentive
                        Stock Benefit Plan****

      Exhibit 10.8      Restated Executive Supplemental Retirement Income
                        Agreement for Charles W. Smith*****

      Exhibit 10.9      Form of Executive Supplemental Retirement Income
                        Agreement with Messrs. Charles B. Paquette,
                        William C. Henson and William G. Pike ******

      Exhibit 11        Calculations of Basic Earnings Per Share and Diluted
                        Earnings Per Share (See Note 3 to Notes to Consolidated
                        Financial Statements)

      Exhibit 13 Portions of the Annual Report to Stockholders for the year ended December 31, 2001




      Exhibit 21        Subsidiary of Granite State Bankshares, Inc. (See
                        Part I, Item 1(a) and Item 1 (c)(5)(N) of Form 10-K.)

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

                                       GRANITE STATE BANKSHARES, INC.

                                       /s/  Charles W. Smith
                                       ---------------------
Dated :  March 15, 2002                By:  Charles W. Smith
                                            Chairman of the Board

      Pursuant to the requirements of the Securities Exchange Act of 1934 this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Charles W. Smith       3/15/02    Chief Executive Officer
--------------------                  (Principal Executive Officer) and
Charles W. Smith                      Chairman of the Board


/s/ William G. Pike        3/15/02    Executive Vice President
-------------------                   and Chief Financial Officer
William G. Pike                       (Principal Financial and
                                      Accounting Officer)


/s/ Dr. David M.Bartley    3/15/02    Director
-----------------------
Dr.David M.Bartley


/s/ Philip M. Hamblet      3/15/02    Director
---------------------
Philip M. Hamblet


/s/ Joseph S. Hart         3/15/02    Director
------------------
Joseph S. Hart


/s/ David J. Houston       3/15/02    Director
--------------------
David J. Houston

/s/ James L. Koontz        3/15/02    Director
-------------------
James L. Koontz


/s/ Peter C. Read          3/15/02    Director
-----------------
Peter C. Read


/s/ William Smedley V      3/15/02    Director
---------------------
William Smedley V


/s/ James C. Wirths III    3/15/02    Director
-----------------------
James C. Wirths III


/s/ E. Story Wright        3/15/02    Director
-------------------
E. Story Wright