Form 10-Q
period 2002-03-31
GRANITE STATE BANKSHARES INC
filed 2002-05-07
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For quarterly period ended     March 31, 2002

Commission File No.            0-14895


                       Granite State Bankshares, Inc.
           (Exact name of registrant as specified in its charter)


              New Hampshire                                  02-0399222
     (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                   (Identification No.)

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

                             Yes (X)      No ( )

      The number of shares outstanding of each of the issuer's classes of common stock, as of May 1, 2002 was 5,173,866, $1.00 par value per share.

                                    INDEX

                Granite State Bankshares, Inc. and Subsidiary


Part I    Financial Information                                        Page

Item 1.   Financial Statements:

          Consolidated Statements of Financial Condition
          March 31, 2002 and December 31, 2001                           3

          Consolidated Statements of Earnings
          Three Months Ended March 31, 2002 and 2001                     4

          Consolidated Statements of Comprehensive Income
          Three Months Ended March 31, 2002 and 2001                     5

          Consolidated Statements of Cash Flows
          Three Months Ended March 31, 2002 and 2001                     6

          Notes to Unaudited Consolidated Financial Statements           7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                     14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk    22

Part II   Other Information

Item 1.   Legal Proceedings                                             22

Item 2.   Changes in Securities                                         22

Item 3.   Defaults upon Senior Securities                               22

Item 4.   Submission of Matters to a Vote of Security Holders           22

Item 5.   Other Information                                             22

Item 6.   Exhibits and Reports on Form 8-K                              22

Signatures                                                              23

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Financial Condition

                                                 March 31,     December 31,
($ in thousands, except par values)                2002            2001
-----------------------------------              ---------     ------------
                                                       (Unaudited)

ASSETS

Cash and due from banks                         $   22,779      $   21,142
Interest bearing deposits in other banks,
 at cost which approximates market value            26,559           4,530
Securities available for sale (amortized
 cost $301,185 at March 31, 2002
 and $271,600 at December 31, 2001)                300,786         274,201
Securities held to maturity (market value
 $5,171 at March 31, 2002 and $5,226 at
 December 31, 2001)                                  5,006           5,006
Stock in Federal Home Loan Bank of Boston            7,773           7,201
Loans held for sale                                  7,024          14,821

Loans                                              645,265         655,000
  Less: Unearned income                             (1,047)         (1,075)
        Allowance for possible loan losses          (7,990)         (8,085)
                                                --------------------------
        Net loans                                  636,228         645,840

Premises and equipment                              16,935          16,841
Other assets                                        31,309          29,360
                                                --------------------------

      Total assets                              $1,054,399      $1,018,942
                                                ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                       $  637,815      $  621,217
Noninterest bearing deposits                        95,981          92,926
                                                --------------------------
      Total deposits                               733,796         714,143

Securities sold under agreements to
 repurchase                                         80,856          85,013
Other borrowings                                   155,450         135,464
Other liabilities                                    5,037           3,785
                                                --------------------------
      Total liabilities                            975,139         938,405

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 shares issued
 at March 31, 2002 and December 31, 2001             6,790           6,790
Additional paid-in capital                          37,778          37,807
                                                --------------------------
                                                    44,568          44,597
Accumulated other comprehensive income (loss)         (239)          1,555
Retained earnings                                   56,574          54,217
                                                --------------------------
                                                   100,903         100,369

  Less: Treasury stock, at cost, 1,630,808
         and 1,554,438 shares at March 31,
         2002 and December 31, 2001,
         respectively                              (20,685)        (18,803)
        Unearned restricted stock                     (958)         (1,029)
                                                --------------------------
      Total stockholders' equity                    79,260          80,537
                                                --------------------------

      Total liabilities and stockholders'
       equity                                   $1,054,399      $1,018,942
                                                ==========================


See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                     Consolidated Statements of Earnings

                                                               Three Months Ended
                                                                    March 31,
                                                            ------------------------
($ in thousands, except per share data)                       2002            2001
---------------------------------------                       ----            ----
                                                                   (Unaudited)

Interest and dividend income:
  Loans                                                     $  11,984      $  13,496
  Debt securities available for sale                            3,835          3,079
  Marketable equity securities available for sale                  80             56
  Securities held to maturity                                      78            226
  Dividends on Federal Home Loan Bank of Boston stock              71            129
  Other interest                                                  122            118
                                                            ------------------------
                                                               16,170         17,104

Interest expense:
  Deposits                                                      3,872          5,982
  Securities sold under agreements to repurchase                  385          1,015
  Other borrowings                                              1,940          1,501
                                                            ------------------------
                                                                6,197          8,498
                                                            ------------------------

      Net interest and dividend income                          9,973          8,606
Provision for possible loan losses                                225             60
                                                            ------------------------
      Net interest and dividend income after provision
       for possible loan losses                                 9,748          8,546

Noninterest income:
  Customer account fees and service charges                       747            713
  Mortgage service fees                                           148            106
  Net gains (losses) on sales of securities available
   for sale                                                       (50)           228
  Net gains on sales of loans                                     831            154
  Other                                                           491            421
                                                            ------------------------
                                                                2,167          1,622

Noninterest expense:
  Salaries and benefits                                         3,837          3,291
  Occupancy and equipment                                       1,061          1,091
  Other                                                         1,628          1,596
                                                            ------------------------
                                                                6,526          5,978
                                                            ------------------------

      Earnings before income taxes                              5,389          4,190
Income taxes                                                    2,053          1,533
                                                            ------------------------

      Net earnings                                          $   3,336      $   2,657
                                                            ========================

Shares used in computing net earnings per share:
  Basic                                                     5,140,811      5,314,478
  Diluted                                                   5,300,360      5,419,844

Net earnings per share -basic                               $    0.65      $    0.50

Net earnings per share -diluted                             $    0.63      $    0.49

Cash dividends declared per share                           $    0.19      $    0.17

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Comprehensive Income

                                                                         Three Months Ended
                                                                              March 31,
                                                                        --------------------
($ in thousands)                                                          2002         2001
----------------                                                          ----         ----
                                                                             (Unaudited)

Net earnings                                                            $ 3,336      $ 2,657
  Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during the period          (3,050)       2,912
    Related income tax effects                                            1,226       (1,145)
                                                                        --------------------
      Net unrealized holding gains (losses), net of related
       income tax effects                                                (1,824)       1,767
                                                                        --------------------

  Less: reclassification adjustment for (gains) losses realized in net earnings:
    Realized (gains) losses                                                  50         (228)
    Related income tax effects                                              (20)          90
                                                                        --------------------
      Net reclassification adjustment                                        30         (138)
                                                                        --------------------

      Total other comprehensive income (loss)                            (1,794)       1,629
                                                                        --------------------

Comprehensive Income                                                    $ 1,542      $ 4,286
                                                                        ====================

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows

                                                                  Three Months Ended
                                                                      March 31,
                                                                -----------------------
Increase (decrease) in cash  ($ in Thousands)                     2002          2001
---------------------------------------------                     ----          ----
                                                                     (Unaudited)

Cash flows from operating activities:

  Net earnings                                                  $  3,336      $   2,657
  Adjustments to reconcile net earnings to net cash
   provided by operating activities
    Provision for possible loan losses                               225             60
    Provision for depreciation and amortization                      620            663
    Net amortization of security discounts and premiums               46             15
    Provision for loss on other real estate owned                                    19
    Realized (gains) losses on sales of securities
     available for sale, net                                          50           (228)
    Loans originated for sale                                    (47,711)        (9,338)
    Proceeds from sale of loans originated for sale               56,339          9,051
    Realized gains on sales of loans                                (831)          (154)
    Decrease in unearned income                                      (28)           (29)
    Deferred income taxes (benefits)                                 241           (184)
    Market value adjustment for derivative instruments                              163
    (Increase) decrease in other assets                           (1,150)            29
    Increase (decrease) in other liabilities                       1,163         (2,323)
    Decrease in unearned restricted stock                             71             64
                                                                -----------------------
      Net cash provided by operating activities                   12,371            465

Cash flows from investing activities:

  Proceeds from maturities and calls of securities held
   to maturity                                                                   12,000
  Proceeds from sales of securities available for sale               575         66,750
  Proceeds from maturities and calls of securities
   available for sale                                             35,000         25,000
  Purchase of securities available for sale                      (66,349)      (106,616)
  Principal payments received on securities available
   for sale                                                        1,094            487
  Purchase of stock in Federal Home Loan Bank of Boston             (572)
  Loan repayments (originations), net                              9,415         (3,504)
  Purchase of premises and equipment                                (549)          (276)
  Net increase in interest-bearing deposits in other banks       (22,029)       (10,539)
                                                                -----------------------
      Net cash used in investing activities                      (43,415)       (16,698)

Cash flows from financing activities:

  Net increase (decrease) in demand, NOW, money market
   deposit and savings accounts                                   22,817        (10,048)
  Net increase (decrease) in time certificates                    (3,164)         8,210
  Net decrease in securities sold under agreements to
   repurchase                                                     (4,157)       (11,815)
  Net increase in other borrowings                                19,986         19,987
  Proceeds from exercise of stock options                              8             20
  Purchase of treasury stock                                      (1,919)          (264)
  Dividends paid on common stock                                    (890)          (854)
                                                                -----------------------
      Net cash provided by financing activities                   32,681          5,236
                                                                -----------------------

      Net increase (decrease) in cash and due from banks           1,637        (10,997)
Cash and due from banks at beginning of period                    21,142         26,434
                                                                -----------------------

Cash and due from banks at end of period                        $ 22,779      $  15,437
                                                                =======================

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1.  Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                               March 31, 2002

Note 1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

                                             Three Months Ended
                                                  March 31,
                                         --------------------------
                                            2002            2001
                                            ----            ----
                                   ($ in Thousands, except per share data)

Net earnings                             $    3,336      $    2,657
                                         ==========================

Weighted average common
 shares outstanding-Basic                 5,140,811       5,314,478

Dilutive effect of stock
 options and restricted stock
 awards computed using the
 treasury stock method                      159,549         105,366
                                         --------------------------

Weighted average common
 shares outstanding-Diluted               5,300,360       5,419,844
                                         ==========================

Net earnings per share-Basic             $     0.65      $     0.50
                                         ==========================

Net earnings per share-Diluted           $     0.63      $     0.49
                                         ==========================

Note 3.  Securities

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income
(loss), net of related income tax effects. At March 31, 2002 and December 31, 2001, the Company had no securities classified as trading securities.

      The amortized cost, estimated market value and carrying value of securities at March 31, 2002 and December 31, 2001 were as follows:

                                              Amortized      Estimated       Carrying
At March 31, 2002                                Cost       Market Value       Value
-----------------                             ---------     ------------     --------
                                                           (In Thousands)

Securities held to maturity
  Other corporate obligations                  $  5,006       $  5,171       $  5,006
                                               --------------------------------------
  Total securities held to maturity            $  5,006       $  5,171       $  5,006
                                               ======================================

Securities available for sale
  US Government agency obligations             $169,512       $168,932       $168,932
  Other corporate obligations                   109,935        109,848        109,848
  Mortgage-backed securities:
    FNMA                                          1,499          1,537          1,537
    FHLMC                                        14,922         14,611         14,611
    GNMA                                            128            142            142
    SBA                                             182            190            190
                                               --------------------------------------

      Total mortgage-backed securities           16,731         16,480         16,480
  Mutual Funds                                      900          1,090          1,090
  Marketable equity securities                    4,107          4,436          4,436
                                               --------------------------------------
      Total securities available for sale      $301,185       $300,786       $300,786
                                               ======================================



                                              Amortized      Estimated       Carrying
At December 31, 2001                             Cost       Market Value       Value
--------------------                          ---------     ------------     --------
                                                           (In Thousands)

Securities held to maturity
  Other corporate obligations                  $  5,006       $  5,226       $  5,006
                                               --------------------------------------
  Total securities held to maturity            $  5,006       $  5,226       $  5,006
                                               ======================================

Securities available for sale
  US Government agency obligations             $144,812       $146,389       $146,389
  Other corporate obligations                   105,021        105,713        105,713
  Mortgage-backed securities:
    FNMA                                          1,548          1,588          1,588
    FHLMC                                        15,415         15,289         15,289
    GNMA                                            687            734            734
    SBA                                             198            209            209
                                               --------------------------------------
      Total mortgage-backed securities           17,848         17,820         17,820
  Mutual Funds                                      900          1,047          1,047
  Marketable equity securities                    3,019          3,232          3,232
                                               --------------------------------------
      Total securities available for sale      $271,600       $274,201       $274,201
                                               ======================================

Note 4.  Loans

      Loans consist of the following at:

                                               March 31,   December 31,
                                                 2002          2001
                                               ---------   ------------
                                                   (In Thousands)

Commercial, financial and agricultural         $ 40,203      $ 43,823
Real estate-residential                         322,929       335,632
Real estate-multifamily                          52,359        49,579
Real estate-commercial                          184,061       184,502
Real estate-construction and
 land development                                12,486         9,060
Installment                                       5,419         5,932
Other                                            27,808        26,472
                                               ----------------------
      Total loans                               645,265       655,000
Less:
  Unearned income                                (1,047)       (1,075)
  Allowance for possible loan losses             (7,990)       (8,085)
                                               ----------------------
      Net loans                                $636,228      $645,840
                                               ======================

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

      Changes in the allowance for possible loan losses are as follows:

                                                 Three months ended
                                                      March 31,
                                                 ------------------
                                                  2002        2001
                                                  ----        ----
                                                   (In Thousands)

Balance, beginning of period                     $8,085      $7,854
Provision for possible loan losses                  225          60
Loans charged off                                  (342)        (12)
Recoveries of loans previously charged off           22          67
                                                 ------------------
Balance, end of period                           $7,990      $7,969
                                                 ==================

      Information with respect to impaired loans consisted of the following at:

                                                  March 31,   December 31,
                                                    2002         2001
                                                  ---------   ------------
                                                      (In Thousands)

Recorded investment in impaired loans              $1,841       $2,543
                                                   ===================
Impaired loans with specific loss allowances       $1,841       $2,543
                                                   ===================
Loss allowances reserved on impaired loans         $  537       $  750
                                                   ===================

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $2,504,000 and 1,997,000 for the three months ended March
31, 2002 and 2001, respectively.   During the three months ended March 31,
2002 and 2001, the Company recognized no income on impaired loans.

Note 5.      Interest Bearing Deposits

      Interest bearing deposits consist of the following at:

                                                  March 31,    December 31,
                                                    2002          2001
                                                  ---------    ------------
                                                       (In Thousands)

NOW accounts                                      $268,385      $254,474
Savings accounts                                    89,476        83,746
Money market deposit accounts                       17,099        16,978
Time certificates                                  262,855       266,019
                                                  ----------------------
                                                  $637,815      $621,217
                                                  ======================

Note 6.  Supplemental Disclosures of Cash Flow Information

                                                 Three months ended
                                                      March 31,
                                                 ------------------
                                                  2002        2001
                                                  ----        ----
                                                   (In Thousands)

Cash paid for interest                           $6,181      $8,415
Income taxes paid                                   700         500

Note 7.  Stock Repurchase Programs

      On May 3, 2000, the Company announced a Stock Repurchase Program whereby the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time. As of March 12, 2002, the Company completed the repurchase of its stock under this Stock Repurchase Program.

      On March 12, 2002, the Company announced another Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 516,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of March 31, 2002, the Company had repurchased no shares under this new Program.

Note 8.  Adoption of Accounting Policies

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board ("FASB"). The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three months ended March 31, 2001 decreased net interest and dividend income by $163,000 and net earnings by $98,000, or $.02 per basic and diluted share. There was no significant impact on net earnings or earnings per share of accounting for derivative instruments under SFAS No. 133 during the three months ended March 31, 2002.

      On July 20, 2001, the FASB issued SFAS No. 141, "Business
Combinations", and SFAS No. 142, "Goodwill and Intangible Assets". SFAS No. 141 is effective for all business combinations initiated after

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

      The Company completed a transitional fair value based impairment test of goodwill as of January 1, 2002. No impairment of goodwill was evident as a result of the impairment testing performed.

      The Company adopted SFAS No. 142 prospectively on January 1, 2002. The following table presents reported net earnings and earnings per share data for the three months ended March 31, 2002 and 2001, as well as pro forma adjustments relating to the three months ended March 31, 2001, as if SFAS No. 142 had been adopted on January 1, 2001.

                                                 Three Months Ended
                                                      March 31,
                                                 ------------------
($ in Thousands, except per share data)           2002        2001
---------------------------------------           ----        ----

Reported net earnings                            $3,336      $2,657
Add back: Goodwill amortization net
 of income tax benefit of $34                                    83
                                                 ------------------
Adjusted net earnings                            $3,336      $2,740
                                                 ==================

Basic earnings per share, as reported            $ 0.65      $ 0.50
Add back: Goodwill amortization net
 of income tax benefit of $.01 per share                       0.02
                                                 ------------------
Basic earnings per share, as adjusted            $ 0.65      $ 0.52
                                                 ==================

Diluted earnings per share, as reported          $ 0.63      $ 0.49
Add back: Goodwill amortization net
 of income tax benefit of $.01 per share                       0.02
                                                 ------------------
Diluted earnings per share, as adjusted          $ 0.63      $ 0.51
                                                 ==================

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". This statement supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of" and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business. SFAS No. 144 establishes a single accounting model, based on the framework established in SFAS No. 121, for long-lived assets to be disposed of by sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged and its provisions are to be applied prospectively. The adoption of this statement on January 1, 2002 had no impact on the Company's consolidated financial statements.

Note 9.  Pending Acquisitions

      On February 8, 2002, the Company's subsidiary bank, Granite Bank, reached agreements to acquire Blake Insurance Agency, Sise Insurance and Sise Financial Services, all located in Portsmouth, New Hampshire. The combined agencies have annual premium volume of approximately $23,000,000. The combined agencies revenues are represented by commission income, which is based upon percentages of premium volume billed. Effective April 1, 2002, the Company completed the acquisitions of these three insurance agencies. The acquisitions will be accounted for using the purchase method of accounting and results of operations relating to the acquired insurance agencies will be reflected in earnings commencing April 1, 2002. The total purchase price for the three insurance agencies including transaction costs of approximately $100,000 was approximately $4,800,000 and included payments of approximately $4,500,000 in cash and 11,259 shares of Company common stock for the remaining $300,000. Substantially all of the purchase price will be represented by identifiable intangible assets and goodwill. Management is in the process of allocating the excess of cost over the fair value of net assets acquired between identifiable intangible assets and goodwill.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
              Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                               March 31, 2002

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

Financial Condition

      Total assets increased by $35,457,000 or 3.48%, from $1,018,942,000 at
December 31, 2001 to $1,054,399,000 at March 31, 2002. The increase in assets resulted primarily from increases in interest bearing deposits in other banks and securities available for sale, partially offset by decreases in loans held for sale and portfolio loans.

      Interest bearing deposits in other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, increased $22,029,000, from $4,530,000 at December 31, 2001 to $26,559,000 at March 31, 2002.
Interest bearing deposits in other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

      Securities available for sale increased $26,585,000, from $274,201,000 at December 31, 2001 to $300,786,000 at March 31, 2002. The increase in securities available for sale were funded by a decrease in loans held for sale and portfolio loans and increases in deposits and other borrowings.

      Loans held for sale decreased $7,797,000, from $14,821,000 at December 31, 2001 to $7,024,000 at March 31, 2002. The decrease in loans held for sale is the result of sales of loans originated for sale exceeding the origination of loans held for sale. This relates primarily to the timing of loan closing commitments and an increase in interest rates on residential real estate loans during the first quarter of 2002, which slowed refinance activity. As a result of the significant loan refinance activity during the latter half of 2001 and the first quarter of 2002 and the higher level of interest rates on residential real estate loans at March 31, 2002 compared to the latter half of 2001, management does not expect to originate the same level of loans for sale in the secondary mortgage market during the remainder of 2002 as compared to the same periods in 2001, or to realize the same level of gains on the sales of those loans on a quarterly basis during the remainder of 2002 as were realized in the third and fourth quarters of 2001 and the first quarter of 2002.

      Net loans were $636,228,000 at March 31, 2002, a decrease of $9,612,000, or 1.49%, from $645,840,000 at December 31, 2001. The primary reason for the decrease related to a decrease in residential real estate loans of $12,703,000 as a result of the lower interest rate environment that was prevalent during 2001 and 2002, which encouraged these borrowers to refinance into fixed rate loan products, which the Company sells into the secondary mortgage market.

      Total deposits increased $19,653,000, or 2.75%, from $714,143,000 at December 31, 2001 to $733,796,000 at March 31, 2002. The significant changes in deposits related to increases in NOW accounts, savings accounts and demand deposits of $13,911,000, $5,730,000 and $3,055,000, respectively, partially offset by decreases in time certificates of $3,164,000. The increase in NOW and demand deposit accounts relates primarily to the success the Company has had in targeting these accounts as growth accounts. The decrease in the time certificates related primarily to depositors looking to achieve higher yields by investing their funds in alternate investment products. Additionally, as a result of the current low interest rate environment, depositors have maintained their funds in short term deposits, which contributed to the increase in NOW and savings accounts and the decrease in time certificates.

      Securities sold under agreements to repurchase decreased $4,157,000, from $85,013,000 at December 31, 2001 to $80,856,000 at March 31, 2002.
Such accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

      Other borrowings, which consist of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), increased $19,986,000 to $155,450,000 at March 31, 2002 from $135,464,000 at December 31, 2001. Changes in other borrowings include additional borrowings in the form of an FHLB callable advance of $20,000,000 at an interest rate of 3.95% per annum, with a maturity date of January 17, 2012, which is callable at the option of the FHLB beginning January 14, 2005. Additionally, repayments of amortizing FHLB debt were $14,000 during the three months ended March 31, 2002.

      Stockholders' equity decreased by $1,277,000 from $80,537,000 at December 31, 2001 to $79,260,000 at March 31, 2002. The decrease relates primarily to $1,919,000 for the purchase of treasury stock, a decrease of $1,794,000 for the change in accumulated other comprehensive income (loss) and $980,000 for dividends declared, partially offset by net earnings of $3,336,000.

Results of Operations

Net Earnings

      Net earnings for the three months ended March 31, 2002 were $3,336,000 compared to $2,657,000 for the three months ended March 31, 2001. Basic earnings per share were $.65 for the three months ended March 31, 2002, compared to $.50 for the three months ended March 31, 2001. Diluted earnings per share were $.63 for the three months ended March 31, 2002 compared to $.49 for the three months ended March 31, 2001.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board ("FASB"). The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three months ended March 31, 2001 decreased net interest and dividend income by $163,000 and net earnings by $98,000, or $.02 per basic and diluted share. There was no significant impact on net earnings or earnings per share of accounting for derivative instruments under SFAS No. 133 during the three months ended March 31, 2002.

      The Company adopted SFAS No. 142, " Goodwill and Intangible Assets", prospectively on January 1, 2002. The Company completed a transitional fair value based impairment test of goodwill as of January 1, 2002. No impairment of goodwill was evident as a result of the impairment testing performed. As a result of the adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. Had SFAS No. 142 been adopted on January 1, 2001, amortization of goodwill totaling $117,000 for the three months ended March 31, 2001, would not have been recognized. On an after tax basis this would have increased net earnings by $83,000 to $2,740,000 for the three months ended March 31, 2001 and increased basic and diluted earnings per share by $.02 each during the three months ended March 31, 2001, to $.52 and $.51, respectively. For further information refer to note 8 of Notes to Unaudited Consolidated Financial Statements.

Interest and Dividend Income

      Interest and dividend income for the three months ended March 31, 2002 was $16,170,000 compared to $17,104,000 for the corresponding period in 2001. The decrease in interest and dividend income for the three months ended March 31, 2002 compared to the three months ended March 31, 2001 is primarily attributable to a decrease in the overall yield on interest earning assets to 6.69% for the three months ended March 31, 2002 compared to 7.83% for the same period in 2001, partially offset by an increase in the average balance of interest earning assets of $94,277,000 to $979,810,000 for the three months ended March 31, 2002 compared to $885,533,000 for the three months ended March 31, 2001. The decrease in overall yield on interest earning assets for the three months ended March 31, 2002 is attributable to the Federal Reserve Board easing interest rates eleven times, totaling 475 basis points, during 2001 as well as a change in the mix of assets to lower yielding securities and interest earning investments, for the three months ended March 31, 2002 as compared to the same period a year ago. The lower interest rate environment during the first quarter of 2002 as compared to the same period in 2001 resulted in a decrease in the yield on loans to 7.41% for the three months ended March 31, 2002 compared to 8.31% for the three months ended March 31, 2001 and a decrease in the yield on securities and interest earning investments from 6.45% for the three months ended March 31, 2001 to 5.24% for the three months ended March 31, 2002.

Interest Expense

      Interest expense for the three months ended March 31, 2002 was $6,197,000 compared to $8,498,000 for the corresponding period in 2001. The decrease in interest expense for the three months ended March 31, 2002 compared to the same period in 2001 is primarily due a decrease in the cost of interest bearing liabilities to 2.90% for the three months ended March 31, 2002 compared to 4.38% for the same period a year earlier, partially offset by an increase in the average balance of total interest bearing liabilities of $79,670,000 to $866,583,000 for the three months ended March 31, 2002 compared to $786,913,000 for the three months ended March 31, 2001. Average balances of savings deposits increased $45,864,000 for the three months ended March 31, 2002 compared to the same period in 2001. Average balances of time deposits decreased $9,321,000 for the three months ended March 31, 2002 compared to the same period in 2001. The average cost of savings deposits decreased to 1.43% for the three months ended March 31, 2002 compared to 2.42% for the three months ended March 31, 2001. The decrease in the average cost of savings deposits was primarily related to the lower short term interest rates in 2002 compared to 2001. The average cost of time deposits decreased from 6.02% for the three months ended March 31, 2001 to 3.95% for the same period in 2002. The decrease in the cost of time deposits for the three months ended March 31, 2002 was primarily the result of time deposits maturing in 2001 and 2002 and generally being renewed at lower rates as a result of the lower interest rate environment during the latter part of 2001 and the first quarter of 2002. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $43,127,000 for the three months ended March 31, 2002 compared to the same period in 2001. Average balances of FHLB borrowings increased $44,456,000 while average balances of securities sold under agreements to repurchase decreased by $1,329,000 during the three months ended March 31, 2002 compared to the same period in 2001. The average cost of securities sold under agreements to repurchase and other borrowed funds decreased to 3.98% for the three months ended March 31, 2002 compared to 5.26% for the three months ended March 31, 2001. The lower cost of securities sold under agreements to repurchase and other borrowed funds related primarily to the lower interest rate environment during 2002 compared to 2001, with average short term rates on securities sold under agreements to repurchase being lower in 2002 than 2001. Additionally, callable advances from the FHLB totaling $55,000,000 were borrowed during 2001 and 2002 at lower rates than previous advances, which also lowered the average cost of borrowings.

Net Interest and Dividend Income

      Net interest and dividend income increased by $1,367,000 for the three months ended March 31, 2002 compared to the same period in 2001. The increase for the three months ended March 31, 2002 compared to the same period in 2001 is primarily due to the changes in interest and dividend income and interest expense as discussed above. The interest rate spread increased from 3.45% for the three months ended March 31, 2001 to 3.79% for the three months ended March 31, 2002. The net yield on interest earning assets increased from 3.94% for the three months ended March 31, 2001 to 4.13% for the three months ended March 31, 2002.

Provision for Possible Loan Losses

      The provision for possible loan losses for the three months ended March 31, 2002 was $225,000, compared to $60,000 for the three months ended March 31, 2001. The increase for the three months ended March 31, 2002, is primarily related to a provision related to one nonperforming commercial real estate loan and an increase in net charge offs, partially offset by the settlement of one nonperforming commercial real estate loan.

      The allowance for possible loan losses is maintained through provisions for possible loan losses based upon management's ongoing evaluation of the losses inherent in the loan portfolio. The methodology for determining the amount of the allowance for possible loan losses consists of several elements. Nonperforming, impaired and delinquent loans are reviewed individually and the value of any underlying collateral is considered in determining estimates of losses associated with those loans. Another element involves estimating losses inherent in categories of loans, based primarily on historical experience, industry trends and trends in the real estate market and the current economic environment in the Company's primary market areas. The last element is based on management's evaluation of various conditions, and involves a higher degree of uncertainty because they are not identified with specific problem credits or portfolio segments. The conditions evaluated in connection with this element include the following: industry and regional conditions and/or concentrations; seasoning of the loan portfolio and changes in the composition of and growth in the loan portfolio; the strength and duration of the current business cycle; existing general economic and business conditions in the lending areas; credit quality trends, including trends in nonperforming loans expected to result from existing conditions; and historical loan charge-off experience. Management uses currently available information in determining the adequacy of the allowance for possible loan losses. If economic conditions deteriorate, significant additional provisions for possible loan losses may be necessary.

Noninterest Income

      Noninterest income for the three months ended March 31, 2002 totaled $2,167,000 compared to $1,622,000 for the same period in 2001. The increase of $545,000 for the three months ended March 31, 2002 compared to the same period in 2001, relates primarily to an increase in net gains on sales of loans of $677,000, partially offset by a decrease in net gains (losses) on sales of securities available for sale of $278,000 for the three months ended March 31, 2002 compared to the same period in 2001. The large increase in net gains on sales of loans for 2002 relates to the lower interest rate environment, which encouraged residential borrowers to refinance into fixed rate loan products which the Company sells in the secondary mortgage market. Since the Company does not expect further significant reductions in market interest rates, management does not expect to realize the same level of gains on sales of loans in the secondary mortgage market during the remaining quarters of 2002 as compared to the first quarter of 2002. Other increases in noninterest income for the three months ended March 31, 2002 compared to the same period in 2001 included $60,000 in commissions from brokerage activities, $42,000 in mortgage service fees and $34,000 in customer account fees and service charges.

Noninterest Expense

      Noninterest expense for the three months ended March 31, 2002 increased $548,000 to $6,526,000 as compared to $5,978,000 for the same period a year earlier. The increase relates primarily to an increase in salaries and benefits expenses of $546,000 to $3,837,000 for the three months ended March 31, 2002, compared to $3,291,000 for the same period in 2001. The increase in salaries and benefits was attributable to an increase in average full time equivalent employees from 292 for the three months ended March 31, 2001 to 308 for the three months ended March 31, 2002. Additionally, normal salary increases and an increase in commissions paid to mortgage loan originators as a result of the increased refinance activity which occurred for the three months ended March 31, 2002 compared to the same period in 2001, contributed to the increase.

Income Taxes

      Income tax expense for the three months ended March 31, 2002 was $2,053,000 compared with $1,533,000 for the same period in 2001. Income tax expense as a percentage of earnings before income taxes was 38.10% for the three months ended March 31, 2002 and 36.59% for the three months ended March 31, 2001. The increase in the effective tax rate in 2002 relates primarily to a decrease in the dividend received deduction on marketable equity securities as a result of a decrease in investments in marketable equity securities in 2002 compared to 2001.

Risk Elements

      Total nonperforming loans decreased from $3,015,000 or 0.46% of total loans, at December 31, 2001, to $2,191,000 or 0.34% of total loans, at March 31, 2002. The allowance for possible loan losses as a percent of total nonperforming loans was 364.67% at March 31, 2002, compared with 268.16% at December 31, 2001.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.21% and 0.30%, as of March 31, 2002 and December 31, 2001, respectively.

                                                   March 31, 2002   December 31, 2001
                                                   --------------   -----------------
                                                           ($ in Thousands)

Loans 90 days or more past due
 and still accruing                                     $  472          $  165
                                                        ======================

Total nonperforming loans and nonperforming assets      $2,191          $3,015
                                                        ======================

Allowance for possible loan losses                      $7,990          $8,085

Nonperforming loans as a percent of total loans           0.34%           0.46%

Allowance for possible loan losses
 as a percent of total nonperforming loans              364.67%         268.16%

Nonperforming assets as a percent of total assets         0.21%           0.30%

Liquidity

      The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits in other banks and securities available for sale, particularly short-term investments. At March 31, 2002, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $155,450,000, with an additional available borrowing capacity of approximately $91,466,000; interest bearing deposits in other banks were $26,559,000 and securities available for sale were $300,786,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $300,266,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $16,480,000, is approximately 71 months. The weighted average interest rate sensitivity for these securities is approximately 49 months, when adjusting floating rate securities in the amount of $18,804,000 to next repricing date from maturity date. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

      The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at March 31, 2002 and December 31, 2001.

      Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At March 31, 2002 and December 31, 2001, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at March 31, 2002, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      At March 31, 2002 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:

                                                   March 31, 2002
                                               ---------------------
                                               Subsidiary
                                                  Bank       Company
                                               ----------    -------

Tier I leverage capital to average assets         6.93%       7.08%

Tier I capital to risk-weighted assets           10.17%      10.39%

Total capital to risk-weighted assets            11.31%      11.52%

      On May 3, 2000, the Company announced a Stock Repurchase Program whereby the Company's Board of Directors authorized the repurchase of up to 10% of the Company's outstanding common shares from time to time. As of March 12, 2002, the Company completed the repurchase of its stock under this Stock Repurchase Program.

      On March 12, 2002, the Company announced another Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 516,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of March 31, 2002, the Company had repurchased no shares under this new Program.

      At March 31, 2002, the Company had acquisitions pending for three insurance agencies, Blake Insurance Agency, Sise Insurance and Sise Financial Services, all located in Portsmouth, New Hampshire. The full service agencies offer complete lines of personal and commercial property and casualty insurance products, group benefits, individual life and disability coverage, annuities and other financial service products. The combined agencies have annual premium volume of approximately $23,000,000. The combined agencies revenues are represented by commission income, which is based upon percentages of premium volume billed. These acquisitions provide for the Company's entrance into the insurance business. Further expansion in this area is anticipated.

      Effective April 1, 2002, the Company completed the acquisitions of these agencies. The acquisitions will be accounted for using the purchase method of accounting and results of operations of the acquired insurance agencies will be reflected in earnings commencing April 1, 2002. The acquisitions are expected to be immediately accretive to earnings. The total purchase price for the three insurance agencies including transaction costs of approximately $100,000 was approximately $4,800,000 and included payments of approximately $4,500,000 in cash and 11,259 shares of Company common stock for the remaining $300,000. Substantially all of the purchase price will be represented by identifiable intangible assets and goodwill. Management is in the process of allocating the excess of cost over the fair value of net assets acquired between identifiable intangible assets and goodwill.

      Consolidated Quarterly Average Balances and Interest Rates

      The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                Granite State Bankshares, Inc. and Subsidiary
         Consolidated Quarterly Average Balances and Interest Rates
                              ($ in Thousands)

                                        2002                                               2001
                                  ---------------    -----------------------------------------------------------------------------
                                    First Quarter      Fourth Quarter        Third Quarter      Second Quarter      First Quarter
                                  Avg. Bal.   Rate    Avg. Bal.    Rate    Avg. Bal.    Rate    Avg. Bal.  Rate    Avg. Bal.  Rate
                                  ---------   ----    ---------    ----    ---------    ----    ---------  ----    ---------  ----

Assets:
  Loans                          $  655,547   7.41%   $  674,246   7.56%   $  673,942   7.93%   $664,778   8.16%   $658,542   8.31%
  Securities and interest
   earning investments              324,263   5.24%      293,721   5.53%      275,646   5.83%    248,529   6.20%    226,991   6.45%
                                 ----------           ----------           ----------           --------           --------
      Total interest earning
       assets                       979,810   6.69%      967,967   6.95%      949,588   7.32%    913,307   7.62%    885,533   7.83%

  Noninterest earning assets         70,581               73,997               71,827             70,009             69,262
  Allowance for possible loan
   losses                            (8,151)              (7,949)              (8,049)            (7,998)            (7,910)
                                 ----------           ----------           ----------           --------           --------

Total Assets                     $1,042,240           $1,034,015           $1,013,366           $975,318           $946,885
                                 ==========           ==========           ==========           ========           ========

Liabilities and stockholders'
 equity:
  Savings deposits               $  363,347   1.43%   $  352,959   1.73%   $  336,157   2.03%   $325,637   2.28%   $317,483   2.42%
  Time deposits                     266,220   3.95%      272,392   4.53%      275,466   5.49%    278,094   5.88%    275,541   6.02%
  Securities sold under
   agreements to repurchase
   and other borrowed funds         237,016   3.98%      226,309   4.03%      227,692   4.53%    204,354   4.74%    193,889   5.26%
                                 ----------           ----------           ----------           --------           --------
      Total int. bearing
       liabilities                  866,583   2.90%      851,660   3.24%      839,315   3.84%    808,085   4.14%    786,913   4.38%

  Noninterest bearing deposits       90,686               97,493               91,736             87,096             79,574
  Other liabilities                   3,044                2,638                2,212              2,288              4,179
  Stockholders' equity               81,927               82,224               80,103             77,849             76,219
                                 ----------           ----------           ----------           --------           --------

Total liab. and stockholders'
 equity                          $1,042,240           $1,034,015           $1,013,366           $975,318           $946,885
                                 ==========           ==========           ==========           ========           ========

Interest rate spread                          3.79%                3.71%                3.48%              3.48%              3.45%
                                              ====                 ====                 ====               ====               ====

Net average earning balance/
 Net yield on interest
 earning assets                  $  113,227   4.13%   $  116,307   4.10%   $  110,273   3.92%   $105,222   3.96%   $ 98,620   3.94%
                                 ==========   ====    ==========   ====    ==========   ====    ========   ====    ========   ====

                                                          2000
                                 -----------------------------------------------------
                                  Fourth Quarter     Third Quarter      Second Quarter
                                 Avg. Bal.  Rate    Avg. Bal.  Rate    Avg. Bal.  Rate
                                 ---------  ----    ---------  ----    ---------  ----

Assets:
  Loans                          $608,663   8.23%   $592,378   8.26%   $576,778   8.27%
  Securities and interest
   earning investments            236,287   6.40%    236,683   6.28%    239,212   6.26%
                                 --------           --------           --------
      Total interest earning
       assets                     844,950   7.72%    829,061   7.70%    815,990   7.68%

  Noninterest earning assets       59,231             56,406             54,330
  Allowance for possible loan
   losses                          (7,209)            (7,054)            (7,028)
                                 --------           --------           --------

Total Assets                     $896,972           $878,413           $863,292
                                 ========           ========           ========

Liabilities and stockholders'
 equity:
  Savings deposits               $306,065   2.46%   $303,556   2.59%   $307,725   2.60%
  Time deposits                   259,321   5.91%    255,179   5.57%    255,729   5.40%
  Securities sold under
   agreements to repurchase
   and other borrowed funds       176,556   5.73%    165,869   5.70%    150,780   5.55%
                                 --------           --------           --------
      Total int. bearing
       liabilities                741,942   4.44%    724,604   4.35%    714,234   4.22%

  Noninterest bearing deposits     80,317             81,693             76,955
  Other liabilities                 2,574              2,100              2,168
  Stockholders' equity             72,139             70,016             69,935
                                 --------           --------           --------

Total liab. and stockholders'
 equity                          $896,972           $878,413           $863,292
                                 ========           ========           ========

Interest rate spread                        3.28%              3.35%              3.46%
                                            ====               ====               ====

Net average earning balance/
 Net yield on interest
 earning assets                  $103,008   3.82%   $104,457   3.89%   $101,756   3.98%
                                 ========   ====    ========   ====    ========   ====

                Granite State Bankshares, Inc. and Subsidiary
                Part I Item 3 and Part II - Other Information
                               March 31, 2002

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There has been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 2001 annual report filed with the SEC.

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

                                       GRANITE STATE BANKSHARES, INC.


                                       /s/ Charles W. Smith
                                       ------------------------------------
Dated:  May 7, 2002                    By:  Charles W. Smith
                                            Chairman and
                                            Chief Executive Officer

                                       /s/ William G. Pike
                                       ------------------------------------
Dated:  May 7, 2002                    By:  William G. Pike
                                            Executive Vice President and
                                            Chief Financial Officer