Form 10-Q
period 2002-06-30
GRANITE STATE BANKSHARES INC
filed 2002-08-12
CIK 792360

FORM 10-Q


                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549


              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934


For quarterly period ended June 30, 2002

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

            Yes ( X )     No  (   )

      The number of shares outstanding of each of the issuer's classes of common stock, as of August 5, 2002 was 5,190,253, $1.00 par value per share.

                                    INDEX

                Granite State Bankshares, Inc. and Subsidiary


Part I    Financial Information                                         Page

Item 1.   Financial Statements:

          Consolidated Statements of Financial Condition
          June 30, 2002 and December 31, 2001                             3

          Consolidated Statements of Earnings
          Three and Six Months Ended June 30, 2002 and 2001               4

          Consolidated Statements of Comprehensive Income
          Three and Six Months Ended June 30, 2002 and 2001               5

          Consolidated Statements of Cash Flows
          Three and Six Months Ended June 30, 2002 and 2001               6

          Notes to Unaudited Consolidated Financial Statements            7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                      14

Item 3.   Quantitative and Qualitative Disclosures About Market Risk     23

Part II   Other Information

Item 1.   Legal Proceedings                                              23

Item 2.   Changes in Securities                                          23

Item 3.   Defaults upon Senior Securities                                23

Item 4.   Submission of Matters to a Vote of Security Holders            23

Item 5.   Other Information                                              24

Item 6.   Exhibits and Reports on Form 8-K                               24

Signatures                                                               25

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Financial Condition


                                                  June 30,      December 31,
($ in thousands, except par values)                 2002            2001
-----------------------------------               --------      ------------
                                                         (Unaudited)

ASSETS

Cash and due from banks                          $   24,132      $   21,142
Interest bearing deposits in other banks,
 at cost which approximates market value             42,650           4,530
Securities available for sale (amortized
 cost $294,524 at June 30, 2002 and
 $271,600 at December 31, 2001)                     299,698         274,201
Securities held to maturity (market value
$5,320 at June 30, 2002 and $5,226 at
 December 31, 2001)                                   5,005           5,006
Stock in Federal Home Loan Bank of Boston             7,773           7,201
Loans held for sale                                   5,550          14,821

Loans                                               657,316         655,000
  Less:  Unearned income                             (1,034)         (1,075)
         Allowance for possible loan losses          (8,104)         (8,085)
                                                 --------------------------
         Net loans                                  648,178         645,840

Premises and equipment                               17,180          16,841
Other assets                                         33,747          29,360
                                                 --------------------------

      Total assets                               $1,083,913      $1,018,942
                                                 ==========================

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                        $  643,939      $  621,217
Noninterest bearing deposits                        116,383          92,926
                                                 --------------------------
      Total deposits                                760,322         714,143

Securities sold under agreements to
 repurchase                                          78,311          85,013
Other borrowings                                    155,449         135,464
Other liabilities                                     3,930           3,785
                                                 --------------------------
      Total liabilities                             998,012         938,405

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 shares issued
at June 30, 2002 and December 31, 2001                6,790           6,790
Additional paid-in capital                           37,710          37,807
                                                 --------------------------
                                                     44,500          44,597
Accumulated other comprehensive income                3,094           1,555
Retained earnings                                    59,311          54,217
                                                 --------------------------
                                                    106,905         100,369

  Less:  Treasury stock, at cost, 1,605,144
          and 1,554,438 shares at June 30,
          2002 and December 31, 2001,
          respectively                              (20,117)        (18,803)
         Unearned restricted stock                     (887)         (1,029)
                                                 --------------------------
      Total stockholders' equity                     85,901          80,537
                                                 --------------------------

      Total liabilities and stockholders'
       equity                                    $1,083,913      $1,018,942
                                                 ==========================

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                     Consolidated Statements of Earnings


                                                             Three Months Ended           Six Months Ended
                                                                  June 30,                    June 30,
                                                           -----------------------     -----------------------
($ in thousands, except per share data)                      2002          2001          2002          2001
---------------------------------------                      ----          ----          ----          ----
                                                                 (Unaudited)                 (Unaudited)

Interest and dividend income:
  Loans                                                    $  11,663     $  13,518     $  23,647     $  27,014
  Debt securities available for sale                           3,975         3,450         7,810         6,529
  Marketable equity securities available for sale                139            45           219           101
  Securities held to maturity                                     77            95           155           321
  Dividends on Federal Home Loan Bank of Boston stock             73           112           144           241
  Other interest                                                 107           137           229           255
                                                           ---------------------------------------------------
                                                              16,034        17,357        32,204        34,461

Interest expense:
  Deposits                                                     3,675         5,927         7,547        11,909
  Securities sold under agreements to repurchase                 350           751           735         1,766
  Other borrowings                                             1,990         1,663         3,930         3,164
                                                           ---------------------------------------------------
                                                               6,015         8,341        12,212        16,839
                                                           ---------------------------------------------------

      Net interest and dividend income                        10,019         9,016        19,992        17,622
Provision for possible loan losses                               100           120           325           180
                                                           ---------------------------------------------------
      Net interest and dividend income after provision
       for possible loan losses                                9,919         8,896        19,667        17,442

Noninterest income:
  Customer account fees and service charges                      809           799         1,556         1,512
  Mortgage service fees                                          157           118           305           224
  Net gains on sales of securities available for sale            544           192           494           420
  Net gains on sales of loans                                    481           265         1,312           419
  Insurance agency commissions                                   709                         709
  Other                                                          583           396         1,074           817
                                                           ---------------------------------------------------
                                                               3,283         1,770         5,450         3,392

Noninterest expense:
  Salaries and benefits                                        4,223         3,488         8,060         6,779
  Occupancy and equipment                                      1,292         1,058         2,353         2,149
  Other                                                        1,665         1,872         3,293         3,468
                                                           ---------------------------------------------------
                                                               7,180         6,418        13,706        12,396
                                                           ---------------------------------------------------

  Earnings before income taxes                                 6,022         4,248        11,411         8,438
Income taxes                                                   2,301         1,518         4,354         3,051
                                                           ---------------------------------------------------

      Net earnings                                         $   3,721     $   2,730     $   7,057     $   5,387
                                                           ===================================================

Shares used in computing net earnings per share:
  Basic                                                    5,130,697     5,296,567     5,135,726     5,305,473
  Diluted                                                  5,350,853     5,428,517     5,325,746     5,424,204

Net earnings per share -basic                              $    0.73     $    0.52     $    1.37     $    1.02

Net earnings per share -diluted                            $    0.70     $    0.50     $    1.33     $    0.99

Cash dividends declared per share                          $    0.19     $    0.17     $    0.38     $    0.34

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Comprehensive Income


                                                                    Three Months Ended      Six Months Ended
                                                                         June 30,               June 30,
                                                                    ------------------     -------------------
($ in thousands)                                                     2002        2001       2002        2001
----------------                                                     ----        ----       ----        ----
                                                                       (Unaudited)             (Unaudited)

Net earnings                                                        $ 3,721     $2,730     $ 7,057     $ 5,387
  Other comprehensive income (loss):
    Unrealized holding gains (losses) arising during the period       6,117       (340)      3,067       2,572
    Related income tax effects                                       (2,459)       134      (1,233)     (1,011)
                                                                    ------------------------------------------
      Net unrealized holding gains (losses), net of related
       income tax effects                                             3,658       (206)      1,834       1,561
                                                                    ------------------------------------------

Less: reclassification adjustment for gains realized
 in net earnings:
  Realized gains                                                       (544)      (192)       (494)       (420)
  Related income tax effects                                            219         75         199         165
                                                                    ------------------------------------------
      Net reclassification adjustment                                  (325)      (117)       (295)       (255)
                                                                    ------------------------------------------

      Total other comprehensive income (loss)                         3,333       (323)      1,539       1,306
                                                                    ------------------------------------------

Comprehensive Income                                                $ 7,054     $2,407     $ 8,596     $ 6,693
                                                                    ==========================================

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows


                                                               Three Months Ended          Six Months Ended
                                                                    June 30,                   June 30,
                                                              ---------------------     -----------------------
Increase (decrease) in cash  ($ in Thousands)                   2002         2001         2002          2001
---------------------------------------------                   ----         ----         ----          ----
                                                                   (Unaudited)                (Unaudited)

Cash flows from operating activities:

  Net earnings                                                $  3,721     $  2,730     $   7,057     $   5,387
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities
    Provision for possible loan losses                             100          120           325           180
    Provision for depreciation and amortization                    729          666         1,349         1,329
    Net amortization of security discounts and premiums             20           57            66            72
    Provision for loss on other real estate owned                                                            19
    Realized gains on sales of securities available for
     sale, net                                                    (544)        (192)         (494)         (420)
    Loans originated for sale                                  (25,731)     (19,178)      (73,442)      (28,516)
    Proceeds from sale of loans originated for sale             27,686       12,153        84,025        21,204
    Realized gains on sales of loans                              (481)        (265)       (1,312)         (419)
    Decrease in unearned income                                    (13)         (92)          (41)         (121)
    Realized gains on sales of other real estate owned            (141)          (4)         (141)           (4)
    Losses on sales of other assets                                              20                          20
    Deferred income taxes (benefits)                                67          (35)          308          (219)
    Market value adjustment for derivative instruments                                                      163
    Increase in other assets                                      (198)      (1,452)       (1,348)       (1,423)
    Decrease in other liabilities                               (1,488)      (1,682)         (325)       (4,005)
    Decrease in unearned restricted stock                           71           64           142           128
                                                              -------------------------------------------------
      Net cash provided by (used in) operating activities        3,798       (7,090)       16,169        (6,625)

Cash flows from investing activities:

  Proceeds from maturities and calls of securities held
   to maturity                                                                                           12,000
  Proceeds from sales of securities available for sale          22,483       30,265        23,058        97,015
  Proceeds from maturities and calls of securities
   available for sale                                           20,000       16,000        55,000        41,000
  Purchase of securities available for sale                    (36,007)     (60,419)     (102,356)     (167,035)
  Principal payments received on securities available
   for sale                                                        709          767         1,803         1,254
  Purchase of Federal Home Loan Bank of Boston stock                                         (572)
  Loan originations, net of repayments                         (12,037)      (2,399)       (2,622)       (5,903)
  Purchase of premises and equipment                              (668)        (801)       (1,217)       (1,077)
  Proceeds from sales of other real estate owned                   141           60           141            60
  Proceeds from sales of other assets                                            10                          10
  Net (increase) decrease in interest-bearing deposits
   in other banks                                              (16,091)       6,950       (38,120)       (3,589)
  Net cash paid for assets acquired and liabilities
   assumed related to the purchase of insurance agencies        (4,165)                    (4,165)
                                                              -------------------------------------------------
      Net cash used in investing activities                    (25,635)      (9,567)      (69,050)      (26,265)

Cash flows from financing activities:

  Net increase in demand, NOW, money market deposit
   and savings accounts                                         36,375       24,813        59,192        14,765
  Net increase (decrease) in time certificates                  (9,850)      (6,517)      (13,014)        1,693
  Net increase (decrease) in securities sold under
   agreements to repurchase                                     (2,545)       6,772        (6,702)       (5,043)
  Net increase (decrease) in other borrowings                      (13)       5,986        19,973        25,973
  Proceeds from exercise of stock options                          278                        286            20
  Purchase of treasury stock                                       (77)        (681)       (1,996)         (945)
  Dividends paid on common stock                                  (978)        (911)       (1,868)       (1,765)
                                                              -------------------------------------------------
      Net cash provided by financing activities                 23,190       29,462        55,871        34,698
                                                              -------------------------------------------------

      Net increase in cash and due from banks                    1,353       12,805         2,990         1,808
Cash and due from banks at beginning of period                  22,779       15,437        21,142        26,434
                                                              -------------------------------------------------

Cash and due from banks at end of period                      $ 24,132     $ 28,242     $  24,132     $  28,242
                                                              =================================================

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                       Item 1.   Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                                June 30, 2002

Note 1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

Note 2.  Acquisition of Insurance Agencies

      On February 8, 2002, the Company's subsidiary bank, Granite Bank, reached agreements to acquire Blake Insurance Agency, Sise Insurance and Sise Financial Services, all located in Portsmouth, New Hampshire. At the time of the acquisition, the combined agencies had annual premium volume of approximately $23,000,000. The combined agencies revenues are represented by commission income, which is based upon percentages of premium volume billed. Effective April 1, 2002, the Company completed the acquisitions of these three insurance agencies. The acquisitions were accounted for using the purchase method of accounting and results of operations relating to the acquired insurance agencies are reflected in earnings commencing April 1, 2002. The total purchase price for the three insurance agencies including transaction costs of approximately $100,000 was approximately $4,800,000 and included payments of approximately $4,500,000 in cash and the issuance out of treasury of 11,259 shares of Company common stock.

      The acquisition was allocated as follows:


Description                                    Amount
-----------                                    ------
                                           (In Thousands)

Premises and equipment                         $   57
Agency customer renewal lists                   3,009
Goodwill                                        1,488
Other assets                                      299
                                               ------
      Assets acquired                           4,853

Other borrowings                                   12
Other liabilities                                 376
                                               ------
      Liabilities assumed                         388
                                               ------

  Total consideration for acquisition,
   net of cash acquired of $343,000            $4,465
                                               ======

      The total consideration for the acquisition included cash paid net of cash acquired of $4,165,000 and the issuance out of treasury of 11,259 shares of Granite State Bankshares, Inc. common stock. The agency customer renewal lists are being amortized on the straight line method over ten years.

Note 3.  Earnings Per Share

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


                                                  Three Months Ended                          Six Months Ended
                                                       June 30,                                   June 30,
                                        ---------------------------------------    ---------------------------------------
                                                  2002           2001                        2002           2001
                                                  ----           ----                        ----           ----
                                        ($ in Thousands, except per share data)    ($ in Thousands, except per share data)

Net earnings                                   $    3,721     $    2,730                  $    7,057     $    5,387
                                               ====================================================================

Weighted average common
 shares outstanding-Basic                       5,130,697      5,296,567                   5,135,726      5,305,473

Dilutive effect of stock options and
 restricted stock awards computed
 using the treasury stock method                  220,156        131,950                     190,020        118,731
                                               --------------------------------------------------------------------
Weighted average common
 shares outstanding-Diluted                     5,350,853      5,428,517                   5,325,746      5,424,204
                                               ====================================================================

Net earnings per share-Basic                   $     0.73     $     0.52                  $     1.37     $     1.02
                                               ====================================================================

Net earnings per share-Diluted                 $     0.70     $     0.50                  $     1.33     $     0.99
                                               ====================================================================

Note 4. Securities

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income
(loss), net of related income tax effects. At June 30, 2002 and December 31, 2001, the Company had no securities classified as trading securities.

      The amortized cost, estimated market value and carrying value of securities at June 30, 2002 and December 31, 2001 were as follows:


                                             Amortized     Estimated      Carrying
At June 30, 2002                                Cost      Market Value     Value
                                             ---------    ------------    --------
                                                        (In Thousands)

Securities held to maturity
  Other corporate obligations                $  5,005       $  5,320      $  5,005
                                             -------------------------------------
      Total securities held to maturity      $  5,005       $  5,320      $  5,005
                                             =====================================

Securities available for sale
  US Government agency obligations           $184,612       $187,799      $187,799
  Other corporate obligations                 100,312        102,031       102,031
  Mortgage-backed securities:
    FNMA                                        1,286          1,328         1,328
    FHLMC                                       5,059          5,093         5,093
    GNMA                                          111            124           124
    SBA                                           176            184           184
                                             -------------------------------------

      Total mortgage-backed securities          6,632          6,729         6,729
  Mutual Funds                                  1,900          2,199         2,199
  Marketable equity securities                  1,068            940           940
                                             -------------------------------------
      Total securities available for sale    $294,524       $299,698      $299,698
                                             =====================================


                                             Amortized     Estimated      Carrying
At December 31, 2001                            Cost      Market Value     Value
                                             ---------    ------------    --------
                                                        (In Thousands)

Securities held to maturity
  Other corporate obligations                $  5,006       $  5,226      $  5,006
                                             -------------------------------------
      Total securities held to maturity      $  5,006       $  5,226      $  5,006
                                             =====================================

Securities available for sale
  US Government agency obligations           $144,812       $146,389      $146,389
  Other corporate obligations                 105,021        105,713       105,713
  Mortgage-backed securities:
    FNMA                                        1,548          1,588         1,588
    FHLMC                                      15,415         15,289        15,289
    GNMA                                          687            734           734
    SBA                                           198            209           209
                                             -------------------------------------
      Total mortgage-backed securities         17,848         17,820        17,820
  Mutual Funds                                    900          1,047         1,047
  Marketable equity securities                  3,019          3,232         3,232
                                             -------------------------------------
      Total securities available for sale    $271,600       $274,201      $274,201
                                             =====================================

      At June 30, 2002, all of the U.S. Government Agency Obligations with carrying values of $187,799,000 were callable at the discretion of the issuers without penalty, of which $44,128,000 were callable during the remainder of 2002 at a weighted average yield of 4.55%, $135,359,000 were callable during 2003 at a weighted average yield of 4.90% and $8,312,000 were callable during 2004 at a weighted average yield of 5.89%.

Note 5.  Loans

      Loans consist of the following at:


                                              June 30,    December 31,
                                                2002          2001
                                              --------    ------------
                                                   (In Thousands)

Commercial, financial and agricultural        $ 40,112      $ 43,823
Real estate-residential                        325,561       335,632
Real estate-multifamily                         52,368        49,579
Real estate-commercial                         188,979       184,502
Real estate-construction and
 land development                               14,416         9,060
Installment                                      5,104         5,932
Other                                           30,776        26,472
                                              ----------------------
      Total loans                              657,316       655,000
Less:
  Unearned income                               (1,034)       (1,075)
  Allowance for possible loan losses            (8,104)       (8,085)
                                              ----------------------
      Net loans                               $648,178      $645,840
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

      Changes in the allowance for possible loan losses are as follows:


                                              Three months ended    Six months ended
                                                   June 30,             June 30,
                                              ------------------    ----------------
                                               2002       2001       2002      2001
                                               ----       ----       ----      ----
                                                (In Thousands)       (In Thousands)

Balance, beginning of period                  $7,990     $7,969     $8,085    $7,854
Provision for possible loan losses               100        120        325       180
Loans charged off                                (39)      (103)      (381)     (115)
Recoveries of loans previously charged off        53         30         75        97
                                              --------------------------------------
Balance, end of period                        $8,104     $8,016     $8,104    $8,016
                                              ======================================

      Information with respect to impaired loans consisted of the following at:


                                                June 30,     December 31,
                                                  2002           2001
                                                --------     ------------
                                                      (In Thousands)

Recorded investment in impaired loans            $1,825         $2,543
                                                 =====================
Impaired loans with specific loss allowances     $1,825         $2,543
                                                 =====================
Loss allowances reserved on impaired loans       $  544         $  750
                                                 =====================

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $2,610,000 and 1,960,000 for the six months ended June
30, 2002 and 2001, respectively.   During the six months ended June 30, 2002
and 2001, the Company recognized no income on impaired loans.

Note 6.  Interest Bearing Deposits

      Interest bearing deposits consist of the following at:


                                 June 30,    December 31,
                                   2002          2001
                                 --------    ------------
                                      (In Thousands)

NOW accounts                     $282,966      $254,474
Savings accounts                   90,152        83,746
Money market deposit accounts      17,816        16,978
Time certificates                 253,005       266,019
                                 ----------------------
                                 $643,939      $621,217
                                 ======================

Note 7.  Supplemental Disclosures of Cash Flow Information


                                                 Three months ended     Six months ended
                                                      June 30,              June 30,
                                                 ------------------    ------------------
                                                   2002      2001       2002       2001
                                                   ----      ----       ----       ----
                                                   (In Thousands)        (In Thousands)

Cash paid for interest                            $6,115    $8,472     $12,296    $16,887
Income taxes paid                                  4,109     3,400       4,809      3,900
Non-cash investing and financing activities:
  Common stock issued out of treasury for
   insurance agencies acquired                       300                   300
  Loans granted in settlement of asset sales                   270                    925
  Real estate acquired in settlement of loans                   90                    160

Note 8. Stock Repurchase Program

      On March 12, 2002, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 516,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of June 30, 2002, the Company had repurchased no shares under this Program. The repurchase of shares under a previous stock repurchase program was completed in March 2002.

Note 9.  Adoption of Accounting Policies

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board ("FASB"). The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the six months ended June 30, 2001 decreased net interest and dividend income by $163,000 and net earnings by $98,000, or $.02 per basic and diluted share. There was no significant impact on net earnings or earnings per share of accounting for derivative instruments under SFAS No. 133 during the three months ended June 30, 2001 and the three and six months ended June 30, 2002.

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

      The Company adopted SFAS No. 142 prospectively on January 1, 2002. The following table presents reported net earnings and earnings per share data for the three and six months ended June 30, 2002 and 2001, as well as pro forma adjustments relating to the three and six months ended June 30, 2001, as if SFAS No. 142 had been adopted on January 1, 2001.


                                           Three Months Ended    Six Months Ended
                                                June 30,             June 30,
                                           ------------------    ----------------
($ in Thousands, except per share data)      2002      2001       2002      2001
                                             ----      ----       ----      ----

Reported net earnings                       $3,721    $2,730    $7,057    $5,387
Add back: Goodwill amortization net
 of income tax benefit of $34 and $68,
 respectively                                             83                 166
                                            ------------------------------------
Adjusted net earnings                       $3,721    $2,813    $7,057    $5,553
                                            ====================================

Basic earnings per share, as reported       $ 0.73    $ 0.52    $ 1.37    $ 1.02
                                            ====================================

Basic earnings per share, as adjusted       $ 0.73    $ 0.53    $ 1.37    $ 1.05
                                            ====================================

Diluted earnings per share, as reported     $ 0.70    $ 0.50    $ 1.33    $ 0.99
                                            ====================================

Diluted earnings per share, as adjusted     $ 0.70    $ 0.52    $ 1.33    $ 1.02
                                            ====================================

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which statement is effective for fiscal years beginning after December 15, 2001 and interim periods within those fiscal years, with earlier application encouraged and its provisions are to be applied prospectively. The adoption of this statement on January 1, 2002 had no impact on the Company's consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
              Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                                June 30, 2002

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

Financial Condition

      Total assets increased by $64,971,000 or 6.38%, from $1,018,942,000 at
December 31, 2001 to $1,083,913,000 at June 30, 2002. The increase in assets resulted primarily from increases in cash and due from banks, interest bearing deposits in other banks, securities available for sale, portfolio loans and other assets, partially offset by a decrease in loans held for sale.

      Cash and due from banks increased $2,990,000, from $21,142,000 at December 31, 2001 to $24,132,000 at June 30, 2002. The increase related primarily to an increase in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Interest bearing deposits in other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, increased $38,120,000, from $4,530,000 at December 31, 2001 to $42,650,000 at June 30, 2002.
Interest bearing deposits in other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

      Securities available for sale increased $25,497,000, from $274,201,000 at December 31, 2001 to $299,698,000 at June 30, 2002. The increase in securities available for sale were funded by a decrease in loans held for sale and increases in deposits and other borrowings. Included in securities available for sale at June 30, 2002, are U.S. Government Agency Obligations with carrying values of $187,799,000, callable at the discretion of the issuers without penalty, of which $44,128,000 are callable during the remainder of 2002 at a weighted average yield of 4.55%, $135,359,000 are callable during 2003 at a weighted average yield of 4.90% and $8,312,000 are callable during 2004 at a weighted average yield of 5.89%. Should the issuers call these obligations, the yields available on similar replacement securities are likely to be lower.

      Loans held for sale decreased $9,271,000, from $14,821,000 at December 31, 2001 to $5,550,000 at June 30, 2002. The decrease in loans held for sale is the result of sales of loans originated for sale exceeding the origination of loans held for sale. This decrease is primarily related to the timing of loan closing commitments and the high levels of mortgage refinance activity that culminated in the latter part of 2001. As a result of the significant loan refinance activity during the latter half of 2001 and the first quarter of 2002, management does not expect to originate the same level of loans for sale in the secondary mortgage market during the remainder of 2002 as compared to the same periods in 2001, or to realize the same level of gains on the sales of those loans during the last six months of 2002 as were realized in the last six months of 2001 or the first six months of 2002.

      Net loans were relatively stable, increasing just $2,338,000, or 0.36% from $645,840,000 at December 31, 2001, to $648,178,000 at June 30, 2002.
Growth in construction and land development loans, home equity loans, commercial real estate loans and multifamily real estate loans, which was spurred by the low interest rate environment, was partially offset by decreases in residential real estate loans and commercial, financial and agricultural loans. The decrease in residential real estate loans of $10,071,000, or 3.00%, was primarily the result of the lower interest rate environment that was prevalent during 2001 and 2002, which encouraged these borrowers to refinance into fixed rate loan products, which the Company sells into the secondary mortgage market.

      Total deposits increased $46,179,000, or 6.47%, from $714,143,000 at December 31, 2001 to $760,322,000 at June 30, 2002. The significant changes in deposits related to increases in NOW accounts, demand deposits and savings accounts of $28,492,000, $23,457,000 and $6,406,000, respectively, partially offset by decreases in time certificates of $13,014,000. The increase in NOW and demand deposit accounts relates primarily to the success the Company has had in targeting these accounts as growth accounts. The decrease in the time certificates related partially to depositors looking to achieve higher yields by investing their funds in alternate investment products. Additionally, as a result of the current low interest rate environment, depositors have maintained their funds in short term deposits, which contributed to the increase in NOW and savings accounts and the decrease in time certificates.

      Securities sold under agreements to repurchase decreased $6,702,000, from $85,013,000 at December 31, 2001 to $78,311,000 at June 30, 2002. Such
accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

      Other borrowings, which consist primarily of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), increased $19,985,000 to $155,449,000 at June 30, 2002 from $135,464,000 at December 31, 2001.
Changes in other borrowings include additional borrowings in the form of an FHLB callable advance of $20,000,000 at an interest rate of 3.95% per annum, with a maturity date of January 17, 2012, which is callable at the option of the FHLB beginning January 14, 2005.

      Stockholders' equity increased by $5,364,000 from $80,537,000 at December 31, 2001 to $85,901,000 at June 30, 2002. The increase relates primarily to net earnings of $7,057,000 and an increase of $1,539,000 for the change in accumulated other comprehensive income, partially offset by decreases of $1,996,000 for the purchase of treasury stock and $1,963,000 for dividends declared.

Results of Operations

Net Earnings

      Net earnings for the three and six months ended June 30, 2002 were $3,721,000 and $7,057,000 compared to $2,730,000 and $5,387,000 for the three and six months ended June 30, 2001. Basic earnings per share were $.73 and $1.37 for the three and six months ended June 30, 2002, compared to $.52 and $1.02 for the three and six months ended June 30, 2001. Diluted earnings per share were $.70 and $1.33 for the three and six months ended June 30, 2002 compared to $.50 and $.99 for the three and six months ended June 30, 2001.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board ("FASB"). The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the six months ended June 30, 2001 decreased net interest and dividend income by $163,000 and net earnings by $98,000, or $.02 per basic and diluted share. There was no significant impact on net earnings or earnings per share of accounting for derivative instruments under SFAS No. 133 during the three months ended June 30, 2001 and the three and six months ended June 30, 2002.

      The Company adopted SFAS No. 142, " Goodwill and Intangible Assets", prospectively on January 1, 2002. The Company completed a transitional fair value based impairment test of goodwill as of January 1, 2002. No impairment of goodwill was evident as a result of the impairment testing performed. As a result of the adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. Had SFAS No. 142 been adopted on January 1, 2001, amortization of goodwill totaling $117,000 and $234,000 for the three and six months ended June 30, 2001, would not have been recognized.
On an after tax basis this would have increased net earnings by $83,000 to $2,813,000 for the three months ended June 30, 2001 and increased net earnings by $166,000 to $5,553,000 for the six months ended June 30, 2001. The impact on basic earnings per share for the three and six months ended June 30, 2001 would have been to increase reported earnings per share from $.52 and $1.02, respectively, to $.53 and $1.05, respectively, while the impact on diluted earnings per share for the three and six months ended June 30, 2001 would have been to increase reported earnings per share from $.50 and $.99, respectively, to $.52 and $1.02, respectively. For further information refer to note 9 of Notes to Unaudited Consolidated Financial Statements.

Interest and Dividend Income

      Interest and dividend income for the three and six months ended June
30, 2002 was $16,034,000 and $32,204,000 compared to $17,357,000 and
$34,461,000 for the corresponding periods in 2001. The decrease in interest and dividend income for the three and six months ended June 30, 2002 compared to the three and six months ended June 30, 2001 is primarily attributable to a decrease in the overall yield on interest earning assets to 6.46% and 6.57% for the three and six months ended June 30, 2002 compared to 7.62% and 7.72% for the same periods in 2001, partially offset by an increase in the average balance of interest earning assets of $82,960,000 and $88,587,000 for the three and six months ended June 30, 2002 compared to the same periods in 2001. The decrease in overall yield on interest earning assets is attributable to the Federal Reserve Board easing interest rates eleven times, totaling 475 basis points, during 2001 as well as a change in the mix of assets from loans to lower yielding securities and interest earning investments, for the three and six months ended June 30, 2002 as compared to the same periods a year ago. The lower interest rate environment during the first and second quarters of 2002 as compared to the same periods in 2001 resulted in a decrease in the yield on loans to 7.18% and 7.29% for the three and six months ended June 30, 2002 compared to 8.16% and 8.23% for the three and six months ended June 30, 2001 and a decrease in the yield on securities and interest earning investments from 6.20% and 6.32% for the three and six months ended June 30, 2001 to 5.09% and 5.16% for the three and six months ended June 30, 2002.

Interest Expense

      Interest expense for the three and six months ended June 30, 2002 was $6,015,000 and $12,212,000 compared to $8,341,000 and $16,839,000 for the corresponding periods in 2001. The decrease in interest expense for the three and six months ended June 30, 2002 compared to the same periods in 2001 is primarily due a decrease in the cost of interest bearing liabilities to 2.75% and 2.82% for the three and six months ended June 30, 2002 compared to 4.14% and 4.26% for the same periods a year earlier, partially offset by an increase in the average balance of total interest bearing liabilities of $68,777,000 and $74,194,000 for the three and six months ended June 30, 2002 compared to the same periods a year earlier. Average balances of savings deposits increased $58,958,000 and $52,447,000 for the three and six months ended June 30, 2002 compared to the same periods in 2001. Average balances of time deposits decreased $21,750,000 and $15,570,000 for the three and six months ended June 30, 2002 compared to the same periods in 2001. The average cost of savings deposits decreased to 1.43% for the three and six months ended June 30, 2002 compared to 2.28% and 2.35% for the three and six months ended June 30, 2001. The decrease in the average cost of savings deposits was primarily related to the lower short term interest rates in 2002 compared to 2001. The average cost of time deposits decreased from 5.88% and 5.95% for the three and six months ended June 30, 2001 to 3.61% and 3.78% for the same periods in 2002. The decrease in the average cost of time deposits was primarily the result of time deposits maturing in 2001 and 2002 and generally being renewed at lower rates as a result of the lower interest rate environment during the latter part of 2001 and the first and second quarters of 2002. The average cost of securities sold under agreements to repurchase and other borrowed funds decreased to 3.98% for the three and six months ended June 30, 2002 compared to 4.74% and 5.00% for the three and six months ended June 30, 2001. The lower cost of securities sold under agreements to repurchase and other borrowed funds related primarily to the lower interest rate environment during 2002 compared to 2001, with average short term rates on securities sold under agreements to repurchase being lower in 2002 than 2001. Additionally, callable advances from the FHLB totaling $55,000,000 were borrowed during 2001 and 2002 at lower rates than previous advances, which also lowered the average cost of borrowings. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $31,569,000 and $37,316,000 for the three and six months ended June 30, 2002 compared to the same periods in 2001. Average balances of FHLB borrowings increased $31,233,000 and $37,808,000 while average balances of securities sold under agreements to repurchase increased by $336,000 and decreased by $492,000 during the three and six months ended June 30, 2002 compared to the same periods in 2001.

Net Interest and Dividend Income

      Net interest and dividend income increased by $1,003,000 and $2,370,000 for the three and six months ended June 30, 2002 compared to the same periods in 2001. The increase for the three and six months ended June 30, 2002 compared to the same periods in 2001 is primarily due to the changes in interest and dividend income and interest expense as discussed above. The interest rate spread increased from 3.48% and 3.47% for the three and six months ended June 30, 2001 to 3.71% and 3.75% for the three and six months ended June 30, 2002. The net yield on interest earning assets increased from 3.96% and 3.95% for the three and six months ended June 30, 2001 to 4.03% and 4.08% for the three and six months ended June 30, 2002. The interest rate spread and net yield on interest earning assets decreased during the three months ended June 30, 2002, compared to the three months ended March 31, 2002. Based upon the current levels of interest earning assets and interest bearing liabilities and the current interest rate environment, management does not expect the interest rate spread or the net yield on interest earning assets to increase, and they may in fact decrease during the remaining quarters of 2002.

Provision for Possible Loan Losses

      The provision for possible loan losses for the three and six months ended June 30, 2002 was $100,000 and $325,000, compared to $120,000 and
$180,000 for the three and six months ended June 30, 2001. The decrease for the three months ended June 30, 2002, is primarily related to a smaller increase in nonperforming loans for the three months ended June 30, 2002 compared to the same period in 2001, partially offset by higher commercial and other loan growth in 2002 compared to the same period in 2001. The increase for the six months ended June 30, 2002, is primarily related to additional provisions related to two nonperforming commercial real estate loans and an increase in net charge offs, partially offset by the settlement of one nonperforming commercial real estate loan.

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

Noninterest Income

      Noninterest income for the three and six months ended June 30, 2002 totaled $3,283,000 and $5,450,000 compared to $1,770,000 and $3,392,000 for the same periods in 2001. The increase of $1,513,000 and $2,058,000 for the three and six months ended June 30, 2002 compared to the same periods in 2001, relates primarily to an increase of $709,000 in insurance agency commissions as a result of the acquisition of three insurance agencies which was completed on April 1, 2002, an increase in net gains on sales of securities available for sale of $352,000 and $74,000, respectively, and an increase in net gains on sales of loans of $216,000 and $893,000, respectively. The increase in net gains on sales of loans for 2002 relates to the lower interest rate environment, which encouraged residential borrowers to refinance into fixed rate loan products which the Company sells in the secondary mortgage market. Since the Company does not expect further significant reductions in market interest rates, management does not expect to realize the same level of gains on sales of loans in the secondary mortgage market during the last six months of 2002 as compared to the first six months of 2002 or the last six months of 2001. Other increases in noninterest income for the three and six months ended June 30, 2002 compared to the same periods in 2001 included $78,000 and $138,000, respectively, in commissions from brokerage activities, $39,000 and $81,000, respectively, in mortgage service fees and $10,000 and $44,000, respectively, in customer account fees and service charges.

Noninterest Expense

      Noninterest expense for the three and six months ended June 30, 2002 increased $762,000 and $1,310,000 compared to the same periods a year earlier. The increase for the three and six months ended June 30, 2002, compared to the same periods in 2001, relates to increases in salaries and benefits expense and occupancy and equipment expense, partially offset by a decrease in other noninterest expense. The acquisition of three insurance agencies, which was completed on April 1, 2002, contributed to the increases in salaries and benefits expense and occupancy and equipment expense. Salaries and benefits expense increased by $735,000, to $4,223,000 for the three months ended June 30, 2002 as compared to $3,488,000 for the same period a year earlier and increased by $1,281,000, to $8,060,000 for the six months ended June 30, 2002 as compared to $6,779,000 for the same period a year earlier. The increase in salaries and benefits was attributable to the acquisition of the three insurance agencies which primarily contributed to an increase in full time equivalent employees from 302 at year end 2001 to 334 at June 30, 2002. Additionally, normal salary increases and an increase in commissions paid to mortgage loan originators as a result of the increased refinance activity for residential real estate loans, which occurred for the three and six months ended June 30, 2002 compared to the same periods in 2001, contributed to the increase. Occupancy and equipment expense increased by $234,000, to $1,292,000 for the three months ended June 30, 2002 as compared to $1,058,000 for the same period a year earlier and increased by $204,000, to $2,353,000 for the six months ended June 30, 2002 as compared to $2,149,000 for the same period a year earlier. The increase in occupancy and equipment expense is primarily attributable to occupancy costs associated with the acquired insurance agencies. Other expenses decreased by $207,000, to $1,665,000 for the three months ended June 30, 2002 as compared to $1,872,000 for the same period a year earlier and decreased by $175,000, to $3,293,000 for the six months ended June 30, 2002 as compared to $3,468,000 for the same period a year earlier. The decrease in other expenses for the three and six months ended June 30, 2002 compared to the same periods in 2001, is partially attributable to a reduction in goodwill amortization of $117,000 and $234,000, respectively, decreases in professional fees of $67,000 and $54,000, respectively, decreases in other real estate owned expenses of $67,000 and $91,000, respectively, and decreases in advertising and marketing expenses of $43,000 and $76,000, respectively. These decreases were partially offset by increases in amortization expense on mortgage servicing rights of $64,000 and $128,000, respectively, and amortization of agency customer renewal lists relating to the insurance agency acquisitions of $75,000 and $75,000, respectively.

Income Taxes

      Income tax expense for the three and six months ended June 30, 2002 was $2,301,000 and $4,354,000 compared with $1,518,000 and $3,051,000 for the same periods in 2001. Income tax expense as a percentage of earnings before income taxes was 38.21% and 38.16% for the three and six months ended June 30, 2002 and 35.73% and 36.16% for the three and six months ended June 30, 2001. The increase in the effective tax rate in 2002 relates primarily to a decrease in the dividend received deduction on marketable equity securities as a result of a decrease in investments in marketable equity securities in 2002 compared to 2001.

Risk Elements

      Total nonperforming loans decreased from $3,015,000 or 0.46% of total loans, at December 31, 2001, to $2,275,000 or 0.35% of total loans, at June 30, 2002. The allowance for possible loan losses as a percent of total nonperforming loans was 356.22% at June 30, 2002, compared with 268.16% at December 31, 2001.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.21% and 0.30%, as of June 30, 2002 and December 31, 2001, respectively.


                                                      June 30, 2002    December 31, 2001
                                                      -------------    -----------------
                                                               ($ in Thousands)

Loans 90 days or more past due
 and still accruing                                      $  285             $  165
                                                         =========================

Total nonperforming loans and nonperforming assets       $2,275             $3,015
                                                         =========================

Allowance for possible loan losses                       $8,104             $8,085

Nonperforming loans as a percent of total loans            0.35%              0.46%

Allowance for possible loan losses
 as a percent of total nonperforming loans               356.22%            268.16%

Nonperforming assets as a percent of total assets          0.21%              0.30%

Liquidity

      The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits in other banks and securities available for sale, particularly short-term investments. At June 30, 2002, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $155,437,000, with an additional available borrowing capacity of approximately $92,780,000; interest bearing deposits in other banks were $42,650,000 and securities available for sale were $299,698,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $301,564,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $6,729,000, is approximately 66 months.

The weighted average interest rate sensitivity for these securities is approximately 44 months, when adjusting floating rate securities in the amount of $19,061,000 to their next repricing date from their maturity date. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

      The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at June 30, 2002 and December 31, 2001.

      Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At June 30, 2002 and December 31, 2001, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at June 30, 2002, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      At June 30, 2002 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                                 June 30, 2002
                                             ---------------------
                                             Subsidiary
                                                Bank       Company
                                             ----------    -------

Tier I leverage capital to average assets       6.77%       6.85%

Tier I capital to risk-weighted assets         10.03%      10.14%

Total capital to risk-weighted assets          11.18%      11.28%

      On March 12, 2002, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 516,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of June 30, 2002, the Company had repurchased no shares under this Program. The repurchase of shares under a previous stock repurchase program was completed in March 2002.

      At March 31, 2002, the Company had acquisitions pending for three insurance agencies, Blake Insurance Agency, Sise Insurance and Sise Financial Services, all located in Portsmouth, New Hampshire. The full service agencies offer complete lines of personal and commercial property and casualty insurance products, group benefits, individual life and disability coverage, annuities and other financial service products. At the time of the acquisition, the combined agencies had annual premium volume of approximately $23,000,000. The combined agencies revenues are represented by commission income, which is based upon percentages of premium volume billed. These acquisitions provide for the Company's entrance into the insurance business. Further expansion in this area is anticipated.

      Effective April 1, 2002, the Company completed the acquisitions of these agencies. The acquisitions were accounted for using the purchase method of accounting and results of operations of the acquired insurance agencies have been reflected in earnings commencing April 1, 2002. The total purchase price for the three insurance agencies including transaction costs of approximately $100,000 was approximately $4,800,000 and included payments of approximately $4,500,000 in cash and the issuance out of treasury of 11,259 shares of Company common stock.

      The acquisition was allocated as follows:


Description                                       Amount
-----------                                       ------
                                              (In Thousands)

Premises and equipment                            $   57
Agency customer renewal lists                      3,009
Goodwill                                           1,488
Other assets                                         299
                                                  ------
      Assets acquired                              4,853

Other borrowings                                      12
Other liabilities                                    376
                                                  ------
      Liabilities assumed                            388
                                                  ------

      Total consideration for acquisition,
       net of cash acquired of $343,000           $4,465
                                                  ======

      The total consideration for the acquisition included cash paid net of cash acquired of $4,165,000 and the issuance out of treasury of 11,259 shares of Granite State Bankshares, Inc. common stock. The agency customer renewal lists are being amortized on the straight line method over ten years.

      Consolidated Quarterly Average Balances and Interest Rates

      The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                Granite State Bankshares, Inc. and Subsidiary
         Consolidated Quarterly Average Balances and Interest Rates
                              ($ in Thousands)


                                                       2002                                              2001
                                   ---------------------------------------------     ---------------------------------------------
                                      Second Quarter           First Quarter            Fourth Quarter           Third Quarter
                                   Avg. Bal.      Rate      Avg. Bal.      Rate      Avg. Bal.      Rate      Avg. Bal.      Rate
                                   ---------      ----      ---------      ----      ---------      ----      ---------      ----

Assets:
  Loans                            $  651,888     7.18%     $  655,547     7.41%     $  674,246     7.56%     $  673,942     7.93%
  Securities and interest
   earning investments                344,379     5.09%        324,263     5.24%        293,721     5.53%        275,646     5.83%
                                   ----------               ----------               ----------               ----------
      Total interest earning
       assets                         996,267     6.46%        979,810     6.69%        967,967     6.95%        949,588     7.32%

  Noninterest earning assets           75,257                   70,581                   73,997                   71,827
  Allowance for possible loan
   losses                              (8,077)                  (8,151)                  (7,949)                  (8,049)
                                   ----------               ----------               ----------               ----------

Total Assets                       $1,063,447               $1,042,240               $1,034,015               $1,013,366
                                   ==========               ==========               ==========               ==========

Liabilities and stockholders'
 equity:
  Savings deposits                 $  384,595     1.43%     $  363,347     1.43%     $  352,959     1.73%     $  336,157     2.03%
  Time deposits                       256,344     3.61%        266,220     3.95%        272,392     4.53%        275,466     5.49%
  Securities sold under
   agreements to repurchase
   and other borrowed funds           235,923     3.98%        237,016     3.98%        226,309     4.03%        227,692     4.53%
                                   ----------               ----------               ----------               ----------
      Total int. bearing
       liabilities                    876,862     2.75%        866,583     2.90%        851,660     3.24%        839,315     3.84%

  Noninterest bearing deposits        100,404                   90,686                   97,493                   91,736
  Other liabilities                     2,662                    3,044                    2,638                    2,212
  Stockholders' equity                 83,519                   81,927                   82,224                   80,103
                                   ----------               ----------               ----------               ----------

Total liab. and stockholders'
 equity                            $1,063,447               $1,042,240               $1,034,015               $1,013,366
                                   ==========               ==========               ==========               ==========

Interest rate spread                              3.71%                    3.79%                    3.71%                    3.48%
                                                  =====                    =====                    =====                    =====

Net average earning balance/
 Net yield on interest
 earning assets                    $  119,405     4.03%     $  113,227     4.13%     $  116,307     4.10%     $  110,273     3.92%
                                   ==========     =====     ==========     =====     ==========     =====     ==========     =====


                                                      2001                                            2000
                                   -------------------------------------------     -------------------------------------------
                                     Second Quarter           First Quarter          Fourth Quarter           Third Quarter
                                   Avg. Bal.     Rate      Avg. Bal.     Rate      Avg. Bal.     Rate      Avg. Bal.     Rate
                                   ---------     ----      ---------     ----      ---------     ----      ---------     ----

Assets:
  Loans                            $664,778      8.16%     $658,542      8.31%     $608,663      8.23%     $592,378      8.26%
  Securities and interest
   earning investments              248,529      6.20%      226,991      6.45%      236,287      6.40%      236,683      6.28%
                                   --------                --------                --------                --------
      Total interest earning
       assets                       913,307      7.62%      885,533      7.83%      844,950      7.72%      829,061      7.70%

  Noninterest earning assets         70,009                  69,262                  59,231                  56,406
  Allowance for possible loan
   losses                            (7,998)                 (7,910)                 (7,209)                 (7,054)
                                   --------                --------                --------                --------

Total Assets                       $975,318                $946,885                $896,972                $878,413
                                   ========                ========                ========                ========

Liabilities and stockholders'
 equity:
  Savings deposits                 $325,637      2.28%     $317,483      2.42%     $306,065      2.46%     $303,556      2.59%
  Time deposits                     278,094      5.88%      275,541      6.02%      259,321      5.91%      255,179      5.57%
  Securities sold under
   agreements to repurchase
   and other borrowed funds         204,354      4.74%      193,889      5.26%      176,556      5.73%      165,869      5.70%
                                   --------                --------                --------                --------
      Total int. bearing
       liabilities                  808,085      4.14%      786,913      4.38%      741,942      4.44%      724,604      4.35%

  Noninterest bearing deposits       87,096                  79,574                  80,317                  81,693
  Other liabilities                   2,288                   4,179                   2,574                   2,100
  Stockholders' equity               77,849                  76,219                  72,139                  70,016
                                   --------                --------                --------                --------

Total liab. and stockholders'
 equity                            $975,318                $946,885                $896,972                $878,413
                                   ========                ========                ========                ========

Interest rate spread                             3.48%                   3.45%                   3.28%                   3.35%
                                                 =====                   =====                   =====                   =====

Net average earning balance/
 Net yield on interest
 earning assets                    $105,222      3.96%     $ 98,620      3.94%     $103,008      3.82%     $104,457      3.89%
                                   ========      =====     ========      =====     ========      =====     ========      =====

                Granite State Bankshares, Inc. and Subsidiary
               Part I  Item 3 and  Part II - Other Information
                                June 30, 2002

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

      None.

Item 3.  Defaults upon Senior Securities

      None.

Item 4.  Submission of Matters to a Vote of Security Holders

      On April 9, 2002, the Company held its Annual Meeting of Stockholders. The matters which were submitted to a vote of the security holders and the results of the voting at such meeting were as follows.


                                                                      Results of Stockholder Vote
                                                            -----------------------------------------------
                                                                                                Abstentions
                                                                                                and Broker
    Matter Submitted                                           For       Against    Withheld     Non-Votes
    ----------------                                           ---       -------    --------    -----------

1)  Election of the following directors
    for three year terms or until their
    successors are qualified and elected:
      A)  David J. Houston                                  4,572,336      N/A       23,764         N/A
      B)  E. Story Wright                                   4,505,597      N/A       90,503         N/A

2)  Ratification of Grant Thornton as the Company's
    auditors for the fiscal year ended December 31, 2002    4,573,309    18,678           0        4,113

Item 5.  Other Information

      None

Item 6.  Exhibits and Reports on Form 8-K

      1.  Exhibits

          Exhibit 99.1       Certification of Periodic Report

      2.  Reports on Form 8-K

          None.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRANITE STATE BANKSHARES, INC.


                                       /s/ Charles W. Smith
                                       -----------------------------------
Dated:  August 12, 2002                By:  Charles W. Smith
                                            Chairman and
                                            Chief Executive Officer


                                       /s/ William G. Pike
                                       -----------------------------------
Dated:  August 12, 2002                By:  William G. Pike
                                            Executive Vice President and
                                            Chief Financial Officer