Form 10-Q
period 2002-09-30
GRANITE STATE BANKSHARES INC
filed 2002-11-13
CIK 792360

FORM 10-Q

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

              Quarterly Report Pursuant to Section 13 or 15 (d)
                   of the Securities Exchange Act of 1934

For quarterly period ended September 30, 2002

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

                         Yes (X)            No  ( )

      The number of shares outstanding of each of the issuer's classes of common stock, as of November 8, 2002 was 5,190,253, $1.00 par value per share.

                                    INDEX

                Granite State Bankshares, Inc. and Subsidiary

Part I      Financial Information                                      Page

Item 1.     Financial Statements:

            Consolidated Statements of Financial Condition
            September 30, 2002 and December 31, 2001                     3

            Consolidated Statements of Earnings
            Three and Nine Months Ended September 30, 2002 and 2001      4

            Consolidated Statements of Comprehensive Income
            Three and Nine Months Ended September 30, 2002 and 2001      5

            Consolidated Statements of Cash Flows
            Three and Nine Months Ended September 30, 2002 and 2001      6

            Notes to Unaudited Consolidated Financial Statements         7

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                         14

Item 3.     Quantitative and Qualitative Disclosures About
            Market Risk                                                 23

Item 4.     Controls and Procedures                                     23

Part II     Other Information

Item 1.     Legal Proceedings                                           23

Item 2.     Changes in Securities                                       23

Item 3.     Defaults upon Senior Securities                             23

Item 4.     Submission of Matters to a Vote of Security Holders         23

Item 5.     Other Information                                           23

Item 6.     Exhibits and Reports on Form 8-K                            23

Signatures                                                              25

Certification of Chief Executive Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002                                       26

Certification of Chief Financial Officer Pursuant to Section 302
of the Sarbanes-Oxley Act of 2002                                       27

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Financial Condition

                                                    September 30,      December 31,
($ in thousands, except par values)                     2002              2001
-----------------------------------                 -------------      ------------
                                                              (Unaudited)

ASSETS

Cash and due from banks                               $   28,430         $   21,142
Interest bearing deposits in other banks, at
 cost which approximates market value                     68,295              4,530
Securities available for sale (amortized cost
 $291,952 at September 30, 2002 and $271,600
 at December 31, 2001)                                   297,598            274,201
Securities held to maturity (market value $5,389
 at September 30, 2002 and $5,226 at
 December 31, 2001)                                        5,005              5,006
Stock in Federal Home Loan Bank of Boston                  7,773              7,201
Loans held for sale                                       19,287             14,821

Loans                                                    632,670            655,000
  Less:  Unearned income                                    (976)            (1,075)
         Allowance for possible loan losses               (8,092)            (8,085)
                                                      ----------         ----------
             Net loans                                   623,602            645,840

Premises and equipment                                    18,054             16,841
Other assets                                              39,320             29,360
                                                      ----------         ----------

            Total assets                              $1,107,364         $1,018,942
                                                      ==========         ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

Interest bearing deposits                             $  654,330         $  621,217
Noninterest bearing deposits                             114,681             92,926
                                                      ----------         ----------
            Total deposits                               769,011            714,143

Securities sold under agreements to repurchase            89,748             85,013
Other borrowings                                         155,436            135,464
Other liabilities                                          4,264              3,785
                                                      ----------         ----------
            Total liabilities                          1,018,459            938,405

Preferred stock, $1.00 par value; authorized
 7,500,000 shares; none issued
Common stock, $1.00 par value; authorized
 12,500,000 shares; 6,789,582 shares issued at
 September 30, 2002 and December 31, 2001                  6,790              6,790
Additional paid-in capital                                37,802             37,807
                                                      ----------         ----------
                                                          44,592             44,597
Accumulated other comprehensive income                     3,376              1,555
Retained earnings                                         61,772             54,217
                                                      ----------         ----------
                                                         109,740            100,369

  Less:  Treasury stock, at cost, 1,599,329 and
          1,554,438 shares at September 30, 2002
          and December 31, 2001, respectively            (20,020)           (18,803)
         Unearned restricted stock                          (815)            (1,029)
                                                      ----------         ----------
            Total stockholders' equity                    88,905             80,537
                                                      ----------         ----------

            Total liabilities and stockholders'
             equity                                   $1,107,364         $1,018,942
                                                      ==========         ==========

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                     Consolidated Statements of Earnings

                                                         Three Months Ended              Nine Months Ended
                                                            September 30,                   September 30,
                                                     --------------------------      --------------------------
($ in thousands, except per share data)                 2002            2001            2002            2001
---------------------------------------                 ----            ----            ----            ----
                                                            (Unaudited)                     (Unaudited)

Interest and dividend income:
  Loans                                              $   11,560      $   13,471      $   35,207      $   40,485
  Debt securities available for sale                      3,906           3,624          11,716          10,153
  Marketable equity securities available for sale            20              30             239             131
  Securities held to maturity                                78              83             233             404
  Dividends on Federal Home Loan Bank of Boston
   stock                                                     73             101             217             342
  Other interest                                            169             210             398             465
                                                     ----------      ----------      ----------      ----------
                                                         15,806          17,519          48,010          51,980
Interest expense:
  Deposits                                                3,629           5,527          11,176          17,436
  Securities sold under agreements to repurchase            371             843           1,106           2,609
  Other borrowings                                        2,012           1,756           5,942           4,920
                                                     ----------      ----------      ----------      ----------
                                                          6,012           8,126          18,224          24,965
                                                     ----------      ----------      ----------      ----------

      Net interest and dividend income                    9,794           9,393          29,786          27,015
Provision for possible loan losses                            0             180             325             360
                                                     ----------      ----------      ----------      ----------
      Net interest and dividend income after
       provision for possible loan losses                 9,794           9,213          29,461          26,655

Noninterest income:
  Customer account fees and service charges                 775             733           2,331           2,245
  Mortgage service fees                                     170             117             475             341
  Net gains on securities available for sale
   transactions                                              54              37             548             457
  Net gains on sales of loans                               775             500           2,087             919
  Insurance agency commissions                              620                           1,329
  Other                                                     691             488           1,765           1,305
                                                     ----------      ----------      ----------      ----------
                                                          3,085           1,875           8,535           5,267

Noninterest expense:
  Salaries and benefits                                   4,154           3,631          12,214          10,410
  Occupancy and equipment                                 1,127           1,051           3,480           3,200
  Other                                                   1,954           1,807           5,247           5,275
                                                     ----------      ----------      ----------      ----------
                                                          7,235           6,489          20,941          18,885
                                                     ----------      ----------      ----------      ----------

  Earnings before income taxes                            5,644           4,599          17,055          13,037
Income taxes                                              2,197           1,735           6,551           4,786
                                                     ----------      ----------      ----------      ----------

        Net earnings                                 $    3,447      $    2,864      $   10,504      $    8,251
                                                     ==========      ==========      ==========      ==========

Shares used in computing net earnings per share:
  Basic                                               5,144,490       5,260,103       5,138,679       5,290,183
  Diluted                                             5,331,962       5,401,308       5,327,841       5,416,488

Net earnings per share -basic                        $     0.67      $     0.54      $     2.04      $     1.56

Net earnings per share -diluted                      $     0.65      $     0.53      $     1.97      $     1.52

Cash dividends declared per share                    $     0.19      $     0.17      $     0.57      $     0.51

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
               Consolidated Statements of Comprehensive Income

                                                                 Three Months Ended         Nine Months Ended
                                                                    September 30,             September 30,
                                                                --------------------      ---------------------
($ in thousands)                                                  2002         2001         2002          2001
----------------                                                  ----         ----         ----          ----
                                                                     (Unaudited)               (Unaudited)

Net earnings                                                    $ 3,447      $ 2,864      $ 10,504      $  8,251
  Other comprehensive income:
    Unrealized holding gains arising during the period              526        5,124         3,593         7,696
    Related income tax effects                                     (212)      (2,013)       (1,444)       (3,024)
                                                                -------      -------      --------      --------
      Net unrealized holding gains, net of related
       income tax effects                                           314        3,111         2,149         4,672
                                                                -------      -------      --------      --------

Less: reclassification adjustment for gains realized
 in net earnings:
  Realized gains                                                    (54)         (37)         (548)         (457)
  Related income tax effects                                         22           15           220           180
                                                                -------      -------      --------      --------
      Net reclassification adjustment                               (32)         (22)         (328)         (277)
                                                                -------      -------      --------      --------

      Total other comprehensive income                              282        3,089         1,821         4,395
                                                                -------      -------      --------      --------

Comprehensive Income                                            $ 3,729      $ 5,953      $ 12,325      $ 12,646
                                                                =======      =======      ========      ========

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1 - Financial Statements
                    Consolidated Statements of Cash Flows

                                                                   Three Months Ended             Nine Months Ended
                                                                     September 30,                  September 30,
                                                                -----------------------       ------------------------
Increase (decrease) in cash  ($ in Thousands)                     2002           2001            2002           2001
---------------------------------------------                     ----           ----            ----           ----
                                                                      (Unaudited)                    (Unaudited)

Cash flows from operating activities:

  Net earnings                                                  $  3,447       $  2,864       $  10,504       $  8,251
  Adjustments to reconcile net earnings to net cash
   provided by (used in) operating activities
    Provision for possible loan losses                                              180             325            360
    Provision for depreciation and amortization                      790            688           2,139          2,017
    Net amortization of security discounts and premiums               49             41             115            113
    Provision for loss on other real estate owned                                    59                             78
    Provision for impairment of mortgage servicing assets            375                            375
    Realized gains on securities available for sale
     transactions, net                                               (54)           (37)           (548)          (457)
    Loans originated for sale                                    (45,557)       (31,395)       (118,999)       (59,911)
    Proceeds from sale of loans originated for sale               32,595         32,128         116,620         53,332
    Realized gains on sales of loans                                (775)          (500)         (2,087)          (919)
    Increase (decrease) in unearned income                           (58)            67             (99)           (54)
    Realized gains on sales of other real estate owned                              (68)           (141)           (72)
    Losses on sales of other assets                                                                                 20
    Deferred income taxes (benefits)                                 (67)          (106)            241           (325)
    Market value adjustment for derivative instruments                                7                            170
    (Increase) decrease in other assets                           (6,224)           535          (7,572)          (888)
    Increase (decrease) in other liabilities                         437            849             112         (3,156)
    Amortization of unearned restricted stock                         72             71             214            199
                                                                --------       --------       ---------       --------
      Net cash provided by (used in) operating activities        (14,970)         5,383           1,199         (1,242)

Cash flows from investing activities:

  Proceeds from maturities and calls of securities held
   to maturity                                                                    1,000                         13,000
  Proceeds from sales of securities available for sale            30,687          2,037          53,745         99,052
  Proceeds from maturities and calls of securities
   available for sale                                             19,000          2,500          74,000         43,500
  Purchase of securities available for sale                      (47,736)       (22,751)       (150,092)      (189,786)
  Principal payments received on securities available
   for sale                                                          626          1,510           2,429          2,764
  Purchase of Federal Home Loan Bank of Boston stock                                               (572)
  Loan repayments (originations), net                             24,634         (9,717)         22,012        (15,620)
  Purchase of premises and equipment                              (1,348)          (385)         (2,565)        (1,462)
  Proceeds from sales of other real estate owned                                    345             141            405
  Proceeds from sales of other assets                                                14                             24
  Net increase in interest-bearing deposits in other banks       (25,645)       (18,111)        (63,765)       (21,700)
  Net cash paid for assets acquired and liabilities assumed
   related to the purchase of insurance agencies                    (163)                        (4,328)
                                                                --------       --------       ---------       --------
      Net cash provided by (used in) investing activities             55        (43,558)        (68,995)       (69,823)

Cash flows from financing activities:

  Net increase in demand, NOW, money market deposit
    and savings accounts                                          13,146         14,940          72,338         29,705
  Net increase (decrease) in time certificates                    (4,457)         6,387         (17,471)         8,080
  Net increase in securities sold under agreements
   to repurchase                                                  11,437          6,291           4,735          1,248
  Net increase (decrease) in other borrowings                        (13)         8,989          19,960         34,962
  Proceeds from exercise of stock options                            148             15             434             35
  Purchase of treasury stock                                         (63)        (1,635)         (2,059)        (2,580)
  Dividends paid on common stock                                    (985)          (906)         (2,853)        (2,671)
                                                                --------       --------       ---------       --------
      Net cash provided by financing activities                   19,213         34,081          75,084         68,779
                                                                --------       --------       ---------       --------

      Net increase (decrease) in cash and due from banks           4,298         (4,094)          7,288         (2,286)
Cash and due from banks at beginning of period                    24,132         28,242          21,142         26,434
                                                                --------       --------       ---------       --------

Cash and due from banks at end of period                        $ 28,430       $ 24,148       $  28,430       $ 24,148
                                                                ========       ========       =========       ========

See accompanying notes to unaudited consolidated financial statements.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
                        Item 1.   Financial Statements
            Notes to Unaudited Consolidated Financial Statements
                             September 30, 2002

Note 1.  Basis of Presentation

      The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the current fiscal year. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

      The acquisition was allocated as follows:

Description                                       Amount
-----------                                       ------
                                               (In Thousands)

Premises and equipment                            $   57
Agency customer renewal lists                      3,009
Goodwill                                           1,651
Other assets                                         299
                                                  ------
      Assets acquired                              5,016

Other borrowings                                      12
Other liabilities                                    376
                                                  ------
      Liabilities assumed                            388
                                                  ------

      Total consideration for acquisition,
       net of cash acquired of $343,000           $4,628
                                                  ======

      The total consideration for the acquisition included cash paid net of cash acquired of $4,328,000 and the issuance out of treasury of 11,259 shares of Granite State Bankshares, Inc. common stock. The cash paid net of cash acquired, included a payment of $163,000 during the three months ended September 30, 2002. The agency customer renewal lists are being amortized on the straight line method over ten years.

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

                                                Three Months Ended                         Nine Months Ended
                                                   September 30,                             September 30,
                                             -------------------------                 -------------------------
                                                2002           2001                       2002           2001
                                                ----           ----                       ----           ----
                                      ($ in Thousands, except per share data)   ($ in Thousands, except per share data)

Net earnings                                 $    3,447     $    2,864                 $   10,504     $    8,251
                                             ==========     ==========                 ==========     ==========

Weighted average common
 shares outstanding-Basic                     5,144,490      5,260,103                  5,138,679      5,290,183

Dilutive effect of stock options and
 restricted stock awards computed
 using the treasury stock method                187,472        141,205                    189,162        126,305
                                             ----------     ----------                 ----------     ----------

Weighted average common
 shares outstanding-Diluted                   5,331,962      5,401,308                  5,327,841      5,416,488
                                             ==========     ==========                 ==========     ==========

Net earnings per share-Basic                 $     0.67     $     0.54                 $     2.04     $     1.56
                                             ==========     ==========                 ==========     ==========

Net earnings per share-Diluted               $     0.65     $     0.53                 $     1.97     $     1.52
                                             ==========     ==========                 ==========     ==========

Note 4.  Securities

      Debt securities that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity and reported at amortized cost; debt and equity securities that are bought and held principally for the purpose of selling in the near term are classified as trading and reported at fair value, with unrealized gains and losses included in earnings; and debt and equity securities not classified as either held-to-maturity or trading are classified as available-for-sale and reported at fair value, with unrealized gains and losses excluded from earnings and reported as part of accumulated other comprehensive income
(loss), net of related income tax effects. At September 30, 2002 and December 31, 2001, the Company had no securities classified as trading securities.

      The amortized cost, estimated market value and carrying value of securities at September 30, 2002 and December 31, 2001 were as follows:

                                                  Amortized     Estimated      Carrying
At September 30, 2002                               Cost       Market Value     Value
---------------------                             ---------    ------------    --------
                                                              (In Thousands)

Securities held to maturity
  Other corporate obligations                      $  5,005      $  5,389      $  5,005
                                                   --------      --------      --------
      Total securities held to maturity            $  5,005      $  5,389      $  5,005
                                                   ========      ========      ========

Securities available for sale
  US Government agency obligations                 $175,851      $178,606      $178,606
  Other corporate obligations                       106,234       109,113       109,113
  Mortgage-backed securities:
    FNMA                                              1,223         1,265         1,265
    FHLMC                                             4,521         4,603         4,603
    GNMA                                                108           122           122
    SBA                                                 136           144           144
                                                   --------      --------      --------
      Total mortgage-backed securities                5,988         6,134         6,134
  Mutual Funds                                        1,900         2,007         2,007
  Marketable equity securities                        1,979         1,738         1,738
                                                   --------      --------      --------
      Total securities available for sale          $291,952      $297,598      $297,598
                                                   ========      ========      ========

                                                  Amortized     Estimated      Carrying
At December 31, 2001                                Cost       Market Value     Value
---------------------                             ---------    ------------    --------
                                                              (In Thousands)


Securities held to maturity
  Other corporate obligations                      $  5,006      $  5,226      $  5,006
                                                   --------      --------      --------
      Total securities held to maturity            $  5,006      $  5,226      $  5,006
                                                   ========      ========      ========

Securities available for sale
  US Government agency obligations                 $144,812      $146,389      $146,389
  Other corporate obligations                       105,021       105,713       105,713
  Mortgage-backed securities:
    FNMA                                              1,548         1,588         1,588
    FHLMC                                            15,415        15,289        15,289
    GNMA                                                687           734           734
    SBA                                                 198           209           209
                                                   --------      --------      --------
      Total mortgage-backed securities               17,848        17,820        17,820
  Mutual Funds                                          900         1,047         1,047
  Marketable equity securities                        3,019         3,232         3,232
                                                   --------      --------      --------
      Total securities available for sale          $271,600      $274,201      $274,201
                                                   ========      ========      ========

      At September 30, 2002, all of the U.S. Government Agency Obligations with carrying values of $178,606,000 were callable at the discretion of the issuers without penalty, of which $30,072,000 were callable during the remainder of 2002 at a weighted average yield of 4.09%, $140,099,000 were callable during 2003 at a weighted average yield of 4.85% and $8,435,000 were callable during 2004 at a weighted average yield of 5.89%.

Note 5.  Loans

      Loans consist of the following at:

                                             September 30,    December 31,
                                                 2002             2001
                                             -------------    ------------
                                                     (In Thousands)

Commercial, financial and agricultural         $ 37,020         $ 43,823
Real estate-residential                         310,294          335,632
Real estate-multifamily                          50,478           49,579
Real estate-commercial                          184,418          184,502
Real estate-construction and
 land development                                12,961            9,060
Installment                                       4,681            5,932
Other                                            32,818           26,472
                                               --------         --------
      Total loans                               632,670          655,000
Less:
  Unearned income                                  (976)          (1,075)
  Allowance for possible loan losses             (8,092)          (8,085)
                                               --------         --------
      Net loans                                $623,602         $645,840
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

      Changes in the allowance for possible loan losses are as follows:

                                                   Three months ended       Nine months ended
                                                      September 30,           September 30,
                                                   ------------------      ------------------
                                                    2002        2001        2002        2001
                                                    ----        ----        ----        ----
                                                     (In Thousands)          (In Thousands)

Balance, beginning of period                       $8,104      $8,016      $8,085      $7,854
Provision for possible loan losses                      0         180         325         360
Loans charged off                                     (32)       (332)       (413)       (447)
Recoveries of loans previously charged off             20          19          95         116
                                                   ------      ------      ------      ------
Balance, end of period                             $8,092      $7,883      $8,092      $7,883
                                                   ======      ======      ======      ======

      Information with respect to impaired loans consisted of the following at:

                                               September 30,     December 31,
                                                   2002             2001
                                               -------------     ------------
                                                       (In Thousands)

Recorded investment in impaired loans              $768            $2,543
                                                   ====            ======
Impaired loans with specific loss allowances       $768            $2,543
                                                   ====            ======
Loss allowances reserved on impaired loans         $280            $  750
                                                   ====            ======

      The Company's policy for interest income recognition on impaired loans is to recognize income on impaired loans on the cash basis when the loans are both current and the collateral on the loan is sufficient to cover the outstanding obligation to the Company; if these factors do not exist, the Company will not recognize income. The average recorded investment in impaired loans was $1,981,000 and $2,270,000 for the nine months ended
September 30, 2002 and 2001, respectively.   During the nine months ended
September 30, 2002 and 2001, the Company recognized no income on impaired loans.

Note 6.  Interest Bearing Deposits

                                               September 30,     December 31,
                                                   2002             2001
                                               -------------     ------------
                                                       (In Thousands)

NOW accounts                                     $293,536         $254,474
Savings accounts                                   93,452           83,746
Money market deposit accounts                      18,794           16,978
Time certificates                                 248,548          266,019
                                                 --------         --------
                                                 $654,330         $621,217
                                                 ========         ========

Note 7.  Supplemental Disclosures of Cash Flow Information

                                                    Three months ended       Nine months ended
                                                       September 30,           September 30,
                                                    ------------------      --------------------
                                                     2002        2001        2002         2001
                                                     ----        ----        ----         ----
                                                      (In Thousands)          (In Thousands)

Cash paid for interest                              $5,996      $8,051      $18,292      $24,938
Income taxes paid                                    1,730       1,750        6,539        5,650
Non-cash investing and financing activities:
  Common stock issued out of treasury for
   insurance agencies acquired                                                  300
  Loans granted in settlement of asset sales                                                 925
  Real estate acquired in settlement of loans                                                160

Note 8.  Stock Repurchase Program

      On March 12, 2002, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 516,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of September 30, 2002, the Company had repurchased 2,000 shares under this Program.

Note 9.  Adoption of Accounting Policies

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board ("FASB"). The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three and nine months ended September 30, 2001 decreased net interest and dividend income by $7,000 and $170,000, respectively, and net earnings by $4,000 and $102,000, or $.00 and $.02 per share, (basic and diluted), respectively. There was no significant impact on net earnings or earnings per share of accounting for derivative instruments under SFAS No. 133 during the three and nine months ended September 30, 2002.

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

      The Company adopted SFAS No. 142 prospectively on January 1, 2002. The following table presents reported net earnings and earnings per share data for the three and nine months ended September 30, 2002 and 2001, as well as pro forma adjustments relating to the three and nine months ended September 30, 2001, as if SFAS No. 142 had been adopted on January 1, 2001.

                                              Three Months Ended       Nine Months Ended
                                                 September 30,           September 30,
                                              ------------------      -------------------
                                               2002        2001         2002        2001
                                               ----        ----         ----        ----
                                                ($ in Thousands, except per share data)

Reported net earnings                         $3,447      $2,864      $10,504      $8,251
Add back: Goodwill amortization net
 of income tax benefit of $34 and $102,
 respectively                                                 83                      249
                                              ------      ------      -------      ------
Adjusted net earnings                         $3,447      $2,947      $10,504      $8,500
                                              ======      ======      =======      ======

Basic earnings per share, as reported         $ 0.67      $ 0.54      $  2.04      $ 1.56
                                              ======      ======      =======      ======

Basic earnings per share, as adjusted         $ 0.67      $ 0.56      $  2.04      $ 1.61
                                              ======      ======      =======      ======

Diluted earnings per share, as reported       $ 0.65      $ 0.53      $  1.97      $ 1.52
                                              ======      ======      =======      ======

Diluted earnings per share, as adjusted       $ 0.65      $ 0.55      $  1.97      $ 1.57
                                              ======      ======      =======      ======

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

Note 10.  Subsequent Event

      On November 7, 2002, Granite State Bankshares, Inc. (the "Company") and Chittenden Corporation ("Chittenden"), entered into an Agreement and Plan of Merger (the "Merger Agreement") providing for, among other things, the merger (the "Merger") of the Company with and into Chittenden, with Chittenden as the surviving entity. Under the Merger Agreement and as a result of the Merger, Granite State stockholders can elect to receive $46 in cash, or 1.64 shares of Chittenden common stock, or a combination of cash and Chittenden common stock (50% cash and 50% common stock). The Merger Agreement provides that in the aggregate 50% of the Granite State shares shall be converted into Chittenden common stock and 50% of the Granite State shares shall be converted into cash. The Merger is subject to regulatory and Granite State stockholder approval, as well as customary terms and conditions.

      In connection with the Merger, certain required payments under employment and special termination agreements and supplemental executive retirement agreements will be triggered. Additionally, stock options and restricted stock grants issued by the Company and participation in the Company's Employee Stock Ownership Plan will become 100% vested. The Company will also incur certain costs in connection with the Merger, such as investment banking and legal fees.

                Granite State Bankshares, Inc. and Subsidiary
                       Part I - Financial Information
              Item 2.  Management's Discussion and Analysis of
                Financial Condition and Results of Operations
                             September 30, 2002

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

Financial Condition

      Total assets increased by $88,422,000 or 8.68%, from $1,018,942,000 at December 31, 2001 to $1,107,364,000 at September 30, 2002. The increase in assets resulted primarily from increases in cash and due from banks, interest bearing deposits in other banks, securities available for sale, loans held for sale and other assets, partially offset by a decrease in portfolio loans.

      Cash and due from banks increased $7,288,000, from $21,142,000 at December 31, 2001 to $28,430,000 at September 30, 2002. The increase related primarily to an increase in the amount of items processed through the Company's depository bank accounts that settled subsequent to the end of the reporting period.

      Interest bearing deposits in other banks, which primarily consist of deposits with the Federal Home Loan Bank of Boston, increased $63,765,000, from $4,530,000 at December 31, 2001 to $68,295,000 at September 30, 2002.
Interest bearing deposits in other banks are short-term overnight investments and the level of the Company's investment in these instruments fluctuates as investments are made in other interest earning assets such as loans, securities held to maturity and securities available for sale, and as balances of interest bearing liabilities such as deposits, securities sold under agreements to repurchase and other borrowings fluctuate. These instruments are also used to fund cash and due from bank requirements.

      Securities available for sale increased $23,397,000, from $274,201,000 at December 31, 2001 to $297,598,000 at September 30, 2002.
The increase in securities available for sale were funded by a decrease in net loans and increases in deposits, securities sold under agreements to repurchase and other borrowings. Included in securities available for sale at September 30, 2002, are U.S. Government Agency Obligations with carrying values of $178,606,000, callable at the discretion of the issuers without penalty, of which $30,072,000 are callable during the remainder of 2002 at a weighted average yield of 4.09%, $140,099,000 are callable during 2003 at a weighted average yield of 4.85% and $8,435,000 are callable during 2004 at a weighted average yield of 5.89%. Should the issuers call these obligations, the yields available on replacement securities could be lower.

      Loans held for sale increased $4,466,000, from $14,821,000 at December 31, 2001 to $19,287,000 at September 30, 2002. The increase in loans held for sale is the result of origination of loans held for sale exceeding sales of loans originated for sale. This increase is primarily related to the continued lower interest rate environment that has led to the high levels of mortgage refinance activity that occurred in the third quarter of 2002, as well as the timing of loan closing commitments.

      Net loans were $623,602,000 at September 30, 2002, a decrease of $22,238,000, or 3.44% from $645,840,000 at December 31, 2001. The primary reason for the decrease related to a decrease in residential real estate loans of $25,338,000 as a result of the continued lower interest rate environment that was prevalent during 2001 and 2002, which encouraged these borrowers to refinance into fixed rate loan products, which the Company primarily sells into the secondary mortgage market.

      Total deposits increased $54,868,000, or 7.68%, from $714,143,000 at December 31, 2001 to $769,011,000 at September 30, 2002. The significant changes in deposits related to increases in NOW accounts, demand deposits and savings accounts of $39,062,000, $21,755,000 and $9,706,000, respectively, partially offset by decreases in time certificates of $17,471,000. The increase in NOW and demand deposit accounts relates primarily to the success the Company has had in targeting these accounts as growth accounts. Additionally, as a result of the current low interest rate environment, depositors have maintained their funds in short term deposits, which contributed to the increase in NOW and savings accounts and the decrease in time certificates.

      Securities sold under agreements to repurchase increased $4,735,000, from $85,013,000 at December 31, 2001 to $89,748,000 at September 30, 2002.
Such accounts usually reach a peak in June and December as municipalities invest the real estate taxes they collect and decrease after those periods as the municipalities use their invested cash.

      Other borrowings, which consist primarily of borrowings from the Federal Home Loan Bank of Boston ("FHLB"), increased $19,972,000 to $155,436,000 at September 30, 2002 from $135,464,000 at December 31, 2001.
Changes in other borrowings include additional borrowings in the form of an FHLB callable advance of $20,000,000 at an interest rate of 3.95% per annum, with a maturity date of January 17, 2012, which is callable at the option of the FHLB beginning January 14, 2005.

      Stockholders' equity increased by $8,368,000 from $80,537,000 at December 31, 2001 to $88,905,000 at September 30, 2002. The increase relates primarily to net earnings of $10,504,000 and an increase of $1,821,000 for the change in accumulated other comprehensive income, partially offset by decreases of $2,059,000 for the purchase of treasury stock and $2,949,000 for dividends declared.

Results of Operations

Net Earnings

      Net earnings for the three and nine months ended September 30, 2002 were $3,447,000 and $10,504,000 compared to $2,864,000 and $8,251,000 for the three and nine months ended September 30, 2001. Basic earnings per share were $.67 and $2.04 for the three and nine months ended September 30, 2002, compared to $.54 and $1.56 for the three and nine months ended September 30, 2001. Diluted earnings per share were $.65 and $1.97 for the three and nine months ended September 30, 2002 compared to $.53 and $1.52 for the three and nine months ended September 30, 2001.

      The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001 as required by the Financial Accounting Standards Board ("FASB"). The cumulative effect on prior years of adopting SFAS No. 133 on January 1, 2001, was not significant and therefore has not been separately disclosed. The impact of accounting for derivative instruments under SFAS No. 133 during the three and nine months ended September 30, 2001 decreased net interest and dividend income by $7,000 and $170,000, respectively, and net earnings by $4,000 and $102,000, or $.00 and $.02 per share, (basic and diluted), respectively. There was no significant impact on net earnings or earnings per share of accounting for derivative instruments under SFAS No. 133 during the three and nine months ended September 30, 2002.

      The Company adopted SFAS No. 142, " Goodwill and Intangible Assets", prospectively on January 1, 2002. The Company completed a transitional fair value based impairment test of goodwill as of January 1, 2002. No impairment of goodwill was evident as a result of the impairment testing performed. As a result of the adoption of SFAS No. 142 on January 1, 2002, amortization of goodwill ceased. Had SFAS No. 142 been adopted on January 1, 2001, amortization of goodwill totaling $117,000 and $351,000 for the three and nine months ended September 30, 2001, would not have been recognized. On an after tax basis this would have increased net earnings by $83,000 to $2,947,000 for the three months ended September 30, 2001 and increased net earnings by $249,000 to $8,500,000 for the nine months ended September 30, 2001. The impact on basic earnings per share for the three and nine months ended September 30, 2001 would have been to increase reported earnings per share from $.54 and $1.56, respectively, to $.56 and $1.61, respectively, while the impact on diluted earnings per share for the three and nine months ended September 30, 2001 would have been to increase reported earnings per share from $.53 and $1.52, respectively, to $.55 and $1.57, respectively. For further information refer to note 9 of Notes to Unaudited Consolidated Financial Statements.

Interest and Dividend Income

      Interest and dividend income for the three and nine months ended September 30, 2002 was $15,806,000 and $48,010,000 compared to $17,519,000 and $51,980,000 for the corresponding periods in 2001. The decrease in interest and dividend income for the three and nine months ended September 30, 2002 compared to the three and nine months ended September 30, 2001 is primarily attributable to a decrease in the overall yield on interest earning assets to 6.14% and 6.42% for the three and nine months ended September 30, 2002 compared to 7.32% and 7.59% for the same periods in 2001, partially offset by an increase in the average balance of interest earning assets of $71,891,000 and $82,961,000 for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The decrease in overall yield on interest earning assets is attributable to the Federal Reserve Board easing interest rates eleven times, totaling 475 basis points, during 2001 as well as a change in the mix of assets from loans to lower yielding securities and interest earning investments, for the three and nine months ended September 30, 2002 as compared to the same periods a year ago. The lower interest rate environment during the first three quarters of 2002 as compared to the same periods in 2001 resulted in a decrease in the yield on loans to 7.01% and 7.20% for the three and nine months ended September 30, 2002 compared to 7.93% and 8.13% for the three and nine months ended September 30, 2001 and a decrease in the yield on securities and interest earning investments from 5.83% and 6.16% for the three and nine months ended September 30, 2001 to 4.59% and 4.97% for the three and nine months ended September 30, 2002.

Interest Expense

      Interest expense for the three and nine months ended September 30, 2002 was $6,012,000 and $18,224,000 compared to $8,126,000 and $24,965,000 for the corresponding periods in 2001. The decrease in interest expense for the three and nine months ended September 30, 2002 compared to the same periods in 2001 is primarily due to a decrease in the cost of interest bearing liabilities to 2.67% and 2.77% for the three and nine months ended September 30, 2002 compared to 3.84% and 4.12% for the same periods a year earlier, partially offset by an increase in the average balance of total interest bearing liabilities of $55,599,000 and $67,927,000 for the three and nine months ended September 30, 2002 compared to the same periods a year earlier. Average balances of savings deposits increased $61,958,000 and $55,653,000 for the three and nine months ended September 30, 2002 compared to the same periods in 2001. Average balances of time deposits decreased $23,171,000 and $18,132,000 for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The average cost of savings deposits decreased to 1.44% and 1.43% for the three and nine months ended September 30, 2002 compared to 2.03% and 2.24% for the three and nine months ended September 30, 2001. The decrease in the average cost of savings deposits was primarily related to the lower short term interest rates in 2002 compared to 2001. The average cost of time deposits decreased from 5.49% and 5.79% for the three and nine months ended September 30, 2001 to 3.43% and 3.66% for the same periods in 2002. The decrease in the average cost of time deposits was primarily the result of time deposits maturing in 2001 and 2002 and generally being renewed at lower rates as a result of the lower interest rate environment during the latter part of 2001 and the first three quarters of 2002. The average cost of securities sold under agreements to repurchase and other borrowed funds decreased to 3.87% and 3.94% for the three and nine months ended September 30, 2002 compared to 4.53% and 4.84% for the three and nine months ended September 30, 2001.
The lower cost of securities sold under agreements to repurchase and other borrowed funds related primarily to the lower interest rate environment during 2002 compared to 2001, with average short term rates on securities sold under agreements to repurchase being lower in 2002 than 2001. Additionally, callable advances from the FHLB totaling $55,000,000 were borrowed during 2001 and 2002 at lower rates than previous advances, which also lowered the average cost of borrowings. The average balance of securities sold under agreements to repurchase and other borrowed funds increased $16,812,000 and $30,406,000 for the three and nine months ended September 30, 2002 compared to the same periods in 2001. Average balances of FHLB borrowings increased $24,808,000 and $33,427,000 while average balances of securities sold under agreements to repurchase decreased by $7,996,000 and $3,021,000 during the three and nine months ended September 30, 2002 compared to the same periods in 2001.

Net Interest and Dividend Income

      Net interest and dividend income increased by $401,000 and $2,771,000 for the three and nine months ended September 30, 2002 compared to the same periods in 2001. The increase for the three and nine months ended September 30, 2002 compared to the same periods in 2001 is primarily due to the changes in interest and dividend income and interest expense as discussed above. The interest rate spread and net yield on interest earning assets decreased from 3.48% and 3.92%, respectively, for the three months ended September 30, 2001 to 3.47% and 3.80%, respectively, for the three months ended September 30, 2002. The interest rate spread and net yield on interest earning assets increased from 3.47% and 3.94%, respectively, for the nine months ended September 30,2001 to 3.66% and 3.99%, respectively, for the nine months ended September 30, 2002. The interest rate spread and net yield on interest earning assets decreased during the three months ended September 30, 2002, compared to the three months ended June 30, 2002 and the three months ended March 31, 2002.
Based upon the current levels of interest earning assets and interest bearing liabilities and the current interest rate environment, management does not expect the interest rate spread or the net yield on interest earning assets to increase, and they may in fact decrease during the remaining quarter of 2002.

Provision for Possible Loan Losses

      The provision for possible loan losses for the three and nine months ended September 30, 2002 was $0 and $325,000, compared to $180,000 and $360,000 for the three and nine months ended September 30, 2001. The decrease for the three and nine months ended September 30, 2002 compared to the same periods in 2001, is primarily related to the decrease in nonperforming loans and a reduction in the level of net loan charge offs.

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

Noninterest Income

      Noninterest income for the three and nine months ended September 30, 2002 totaled $3,085,000 and $8,535,000 compared to $1,875,000 and
$5,267,000 for the same periods in 2001. The increase of $1,210,000 and $3,268,000 for the three and nine months ended September 30, 2002 compared to the same periods in 2001, relates primarily to an increase of $620,000 and $1,329,000, respectively, in insurance agency commissions as a result of the acquisition of three insurance agencies which was completed on April 1, 2002, and an increase in net gains on sales of loans of $275,000 and $1,168,000, respectively. The increase in net gains on sales of loans for 2002 relates to the continued lower interest rate environment, which encouraged residential borrowers to refinance into fixed rate loan products which the Company primarily sells in the secondary mortgage market. Other increases in noninterest income for the three and nine months ended
September 30, 2002 compared to the same periods in 2001 included $121,000 and $259,000, respectively, in commissions from brokerage activities, $53,000 and $134,000, respectively, in mortgage service fees and $42,000 and $86,000, respectively, in customer account fees and service charges.

Noninterest Expense

      Noninterest expense for the three and nine months ended September 30, 2002 increased $746,000 and $2,056,000 compared to the same periods a year earlier. The increase for the three and nine months ended September 30, 2002, compared to the same periods in 2001, relates to increases in salaries and benefits expense and occupancy and equipment expense. Other noninterest expenses increased for the three months ended September 30, 2002 and decreased slightly for the nine months ended September 30, 2002 as compared to the same periods a year earlier. The acquisition of three insurance agencies, which was completed on April 1, 2002, contributed to the increases in salaries and benefits expense and occupancy and equipment expense. Salaries and benefits expense increased by $523,000, to $4,154,000 for the three months ended September 30, 2002 as compared to $3,631,000 for the same period a year earlier and increased by $1,804,000, to $12,214,000 for the nine months ended September 30, 2002 as compared to $10,410,000 for the same period a year earlier. The increase in salaries and benefits was attributable to the acquisition of the three insurance agencies which primarily contributed to an increase in full time equivalent employees from 302 at year end 2001 to 347 at September 30, 2002. Additionally, normal salary increases and an increase in commissions paid to mortgage loan originators as a result of the increased refinance activity for residential real estate loans, which occurred for the three and nine months ended September 30, 2002 compared to the same periods in 2001, contributed to the increase. Occupancy and equipment expense increased by $76,000, to $1,127,000 for the three months ended September 30, 2002 as compared to $1,051,000 for the same period a year earlier and increased by $280,000, to $3,480,000 for the nine months ended September 30, 2002 as compared to $3,200,000 for the same period a year earlier. The increase in occupancy and equipment expense is primarily attributable to occupancy costs associated with the acquired insurance agencies. Other expenses increased by $147,000, to $1,954,000 for the three months ended September 30, 2002 as compared to $1,807,000 for the same period a year earlier and were relatively stable at $5,247,000 for the nine months ended September 30, 2002 as compared to $5,275,000 for the same period a year earlier. The increase in other expenses for the three months ended September 30, 2002 is primarily attributable to a $375,000 provision related to the impairment on its mortgage servicing assets during the three months ended September 30, 2002. This was as a result of the lower interest rate environment during the third quarter of 2002, which resulted in substantially higher prepayment speeds on residential mortgage loans. Other increases for the three months ended September 30, 2002 were related to increases in amortization on mortgage servicing rights of $109,000 and amortization of agency customer renewal lists relating to the insurance agency acquisitions of $75,000. These increases were partially offset by a reduction in goodwill amortization of $117,000, decreases in professional fees of $108,000, decreases in other real estate owned expenses of $88,000 and decreases in advertising and marketing expenses of $25,000. Although total other noninterest expenses were relatively stable for the nine months ended September 30, 2002 compared to the same period in 2001, increases included $375,000 related to the provision for impairment of mortgage servicing rights, $238,000 for amortization of mortgage servicing rights and $150,000 for amortization of customer renewal lists, offset by decreases of $351,000 for amortization of goodwill, $178,000 in other real estate owned expenses, $162,000 in professional fees and $101,000 in advertising and marketing expenses.

Income Taxes

      Income tax expense for the three and nine months ended September 30, 2002 was $2,197,000 and $6,551,000 compared with $1,735,000 and $4,786,000 for the same periods in 2001. Income tax expense as a percentage of earnings before income taxes was 38.93% and 38.41% for the three and nine months ended September 30, 2002 and 37.73% and 36.71% for the three and nine months ended September 30, 2001. The increase in the effective tax rate in 2002 relates primarily to a decrease in the dividend received deduction on marketable equity securities as a result of a decrease in investments in marketable equity securities in 2002 compared to 2001.

Risk Elements

      Total nonperforming loans decreased from $3,015,000 or 0.46% of total loans, at December 31, 2001, to $1,474,000 or 0.23% of total loans, at September 30, 2002. The allowance for possible loan losses as a percent of total nonperforming loans was 548.98% at September 30, 2002, compared with 268.16% at December 31, 2001.

      As shown in the following table, nonperforming assets as a percentage of total assets were 0.13% and 0.30%, as of September 30, 2002 and December 31, 2001, respectively.

                                                      September 30, 2002    December 31, 2001
                                                      ------------------    -----------------
                                                                 ($ in Thousands)

Loans 90 days or more past due
 and still accruing                                        $   432              $   165
                                                           ============================
Total nonperforming loans and nonperforming assets         $ 1,474              $ 3,015
                                                           ============================
Allowance for possible loan losses                         $ 8,092              $ 8,085

Nonperforming loans as a percent of total loans               0.23%                0.46%

Allowance for possible loan losses
 as a percent of total nonperforming loans                  548.98%              268.16%

Nonperforming assets as a percent of total assets             0.13%                0.30%

Liquidity

      The Company's primary sources of liquidity, through its subsidiary bank, are its borrowing capacity with the Federal Home Loan Bank of Boston, interest bearing deposits in other banks and securities available for sale, particularly short-term investments. At September 30, 2002, short-term and long-term borrowings from the Federal Home Loan Bank of Boston were $155,423,000, with an additional available borrowing capacity of approximately $81,597,000; interest bearing deposits in other banks were $68,295,000 and securities available for sale were $297,598,000. Included in securities held to maturity and securities available for sale are debt securities with a carrying value of $298,858,000. The weighted average maturity for debt securities held to maturity and available for sale, excluding mortgage-backed securities with a carrying value of $6,134,000, is approximately 64 months. The weighted average interest rate sensitivity for these securities is approximately 42 months, when adjusting floating rate securities in the amount of $18,843,000 to their next repricing date from their maturity date. In addition to these liquidity sources, the Company has significant cash flow from the amortization of loans through its subsidiary bank.

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

      The Federal Reserve Board also has established an additional capital adequacy guideline referred to as the Tier I leverage capital ratio, which measures the ratio of Tier I capital to total assets less goodwill. Although the most highly-rated bank holding companies will be required to maintain a minimum Tier I leverage capital ratio of 3.0 percent, most bank holding companies will be required to maintain Tier I leverage capital ratios of 4.0 percent to 5.0 percent or more. The actual required ratio will be based on the Federal Reserve Board's assessment of the individual bank holding company's asset quality, earnings performance, interest rate risk, and liquidity. The Company was in compliance with all regulatory capital requirements at September 30, 2002 and December 31, 2001.

      Substantially similar rules have been issued by the Federal Deposit Insurance Corporation ("FDIC"), with respect to state-chartered banks which are not members of the Federal Reserve System such as the subsidiary bank. At September 30, 2002 and December 31, 2001, the subsidiary bank was in compliance with all regulatory capital requirements. Additionally, at September 30, 2002, the subsidiary bank was considered "well capitalized" for purposes of the FDIC's prompt corrective action regulations.

      At September 30, 2002 the Company's and the subsidiary bank's regulatory capital ratios as a percentage of assets are as follows:


                                               September 30, 2002
                                             ---------------------
                                             Subsidiary
                                                Bank       Company
                                             ----------    -------

Tier I leverage capital to average assets       6.86%        6.94%

Tier I capital to risk-weighted assets         10.23%       10.35%

Total capital to risk-weighted assets          11.36%       11.48%

      On March 12, 2002, the Company announced a Stock Repurchase Program ("Program"), whereby the Company's Board of Directors authorized the repurchase of up to 10% (or approximately 516,000 shares), of the Company's outstanding common shares from time to time. Shares repurchased under this Program may be held in treasury, retired, or used for general corporate purposes. As of September 30, 2002, the Company had repurchased 2,000 shares under this Program.

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

      The acquisition was allocated as follows:

Description                                       Amount
-----------                                       ------
                                              (In Thousands)

Premises and equipment                             $   57
Agency customer renewal lists                       3,009
Goodwill                                            1,651
Other assets                                          299
                                                   ------
      Assets acquired                               5,016

Other borrowings                                       12
Other liabilities                                     376
                                                   ------
    Liabilities assumed                               388
                                                   ------

      Total consideration for acquisition,
       net of cash acquired of $343,000            $4,628
                                                   ======

      The total consideration for the acquisition included cash paid net of cash acquired of $4,328,000 and the issuance out of treasury of 11,259 shares of Granite State Bankshares, Inc. common stock. The cash paid net of cash acquired, included a payment of $163,000 during the three months ended September 30, 2002. The agency customer renewal lists are being amortized on the straight line method over ten years.

      Consolidated Quarterly Average Balances and Interest Rates

      The table on the following page presents, for the periods indicated, average balances of assets and liabilities, as well as yields on interest earning assets and the cost of interest bearing liabilities.

                Granite State Bankshares, Inc. and Subsidiary
         Consolidated Quarterly Average Balances and Interest Rates
                              ($ in Thousands)

                                                                     2002                                          2001
                                       -----------------------------------------------------------------    -------------------
                                          Third Quarter         Second Quarter          First Quarter         Fourth Quarter
                                        Avg. Bal.    Rate      Avg. Bal.    Rate      Avg. Bal.    Rate      Avg. Bal.    Rate
                                        ---------    ----      ---------    ----      ---------    ----      ---------    ----

Assets:
  Loans                                $  654,430    7.01%    $  651,888    7.18%    $  655,547    7.41%    $  674,246    7.56%
  Securities and interest
   earning investments                    367,049    4.59%       344,379    5.09%       324,263    5.24%       293,721    5.53%
                                       ----------             ----------             ----------             ----------
      Total interest earning assets     1,021,479    6.14%       996,267    6.46%       979,810    6.69%       967,967    6.95%

Noninterest earning assets                 77,632                 75,257                 70,581                 73,997
Allowance for possible loan losses         (8,144)                (8,077)                (8,151)                (7,949)
                                       ----------             ----------             ----------             ----------

      Total Assets                     $1,090,967             $1,063,447             $1,042,240             $1,034,015
                                       ==========             ==========             ==========             ==========

Liabilities and stockholders'
 equity:
    Savings deposits                   $  398,115    1.44%    $  384,595    1.43%    $  363,347    1.43%    $  352,959    1.73%
    Time deposits                         252,295    3.43%       256,344    3.61%       266,220    3.95%       272,392    4.53%
    Securities sold under
     agreements to repurchase
     and other borrowed funds             244,504    3.87%       235,923    3.98%       237,016    3.98%       226,309    4.03%
                                       ----------             ----------             ----------             ----------
      Total int. bearing
       liabilities                        894,914    2.67%       876,862    2.75%       866,583    2.90%       851,660    3.24%

    Noninterest bearing deposits          104,880                100,404                 90,686                 97,493
    Other liabilities                       2,769                  2,662                  3,044                  2,638
    Stockholders' equity                   88,404                 83,519                 81,927                 82,224
                                       ----------             ----------             ----------             ----------

Total liab. and stockholders'
 equity                                $1,090,967             $1,063,447             $1,042,240             $1,034,015
                                       ==========             ==========             ==========             ==========

Interest rate spread                                 3.47%                  3.71%                  3.79%                  3.71%
                                                     ====                   ====                   ====                   ====

Net average earning balance / Net
 yield on interest earning assets      $  126,565    3.80%    $  119,405    4.03%    $  113,227    4.13%    $  116,307    4.10%
                                       ==========    ====     ==========    ====     ==========    ====     ==========    ====

                                                                     2001                                          2000
                                       -----------------------------------------------------------------    -------------------
                                          Third Quarter         Second Quarter          First Quarter         Fourth Quarter
                                        Avg. Bal.    Rate      Avg. Bal.    Rate      Avg. Bal.    Rate      Avg. Bal.    Rate
                                        ---------    ----      ---------    ----      ---------    ----      ---------    ----

Assets:
  Loans                                $  673,942    7.93%    $  664,778    8.16%    $  658,542    8.31%    $  608,663    8.23%
  Securities and interest
   earning investments                    275,646    5.83%       248,529    6.20%       226,991    6.45%       236,287    6.40%
                                       ----------             ----------             ----------             ----------
      Total interest earning assets       949,588    7.32%       913,307    7.62%       885,533    7.83%       844,950    7.72%

Noninterest earning assets                 71,827                 70,009                 69,262                 59,231

Allowance for possible loan losses         (8,049)                (7,998)                (7,910)                (7,209)
                                       ----------             ----------             ----------             ----------

      Total Assets                     $1,013,366             $  975,318             $  946,885             $  896,972
                                       ==========             ==========             ==========             ==========

Liabilities and stockholders'
 equity:
    Savings deposits                   $  336,157    2.03%    $  325,637    2.28%    $  317,483    2.42%    $  306,065    2.46%
    Time deposits                         275,466    5.49%       278,094    5.88%       275,541    6.02%       259,321    5.91%
    Securities sold under
     agreements to repurchase
     and other borrowed funds             227,692    4.53%       204,354    4.74%       193,889    5.26%       176,556    5.73%
                                       ----------             ----------             ----------             ----------
      Total int. bearing
       liabilities                        839,315    3.84%       808,085    4.14%       786,913    4.38%       741,942    4.44%

    Noninterest bearing deposits           91,736                 87,096                 79,574                 80,317
    Other liabilities                       2,212                  2,288                  4,179                  2,574
    Stockholders' equity                   80,103                 77,849                 76,219                 72,139
                                       ----------             ----------             ----------             ----------

Total liab. and stockholders' equity   $1,013,366             $  975,318             $  946,885             $  896,972
                                       ==========             ==========             ==========             ==========

Interest rate spread                                 3.48%                  3.48%                  3.45%                  3.28%
                                                     ====                   ====                   ====                   ====

Net average earning balance / Net
 yield on interest earning assets      $  110,273    3.92%    $  105,222    3.96%    $   98,620    3.94%    $  103,008    3.82%
                                       ==========    ====     ==========    ====     ==========    ====     ==========    ====

                Granite State Bankshares, Inc. and Subsidiary
            Part I  Items 3 and 4 and  Part II - Other Information

                            September 30, 2002

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

      There has been no material changes in the Company's assessment of its sensitivity to market risk since its presentation in the 2001 annual report filed with the SEC.

Item 4.  Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the evaluation date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date.

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

      None.

Item 5.  Other Information

      None.

Item 6.  Exhibits and Reports on Form 8-K

      1.    Exhibits

            Exhibit 10.1    Amendment to Employment Agreement with
                            Charles W. Smith

            Exhibit 10.2 Amendment to Special Termination Agreement with Charles B. Paquette

            Exhibit 10.3 Amendment to Special Termination Agreement with William C. Henson

            Exhibit 10.4 Amendment to Special Termination Agreement with William G. Pike

            Exhibit 10.5 First Amendment to the Executive Supplemental Retirement Income Agreement for William G. Pike

            Exhibit 99.1    Certification of Periodic Report

      2.    Reports on Form 8-K

            None.

                                 SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant, has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GRANITE STATE BANKSHARES, INC.


Dated:   November 13, 2002             /s/  Charles W. Smith
                                       ------------------------------
                                       By:  Charles W. Smith
                                            Chairman and
                                            Chief Executive Officer


Dated:   November 13, 2002             /s/  William G. Pike
                                       ------------------------------
                                       By:  William G. Pike
                                            Executive Vice President and
                                            Chief Financial Officer

                  Certification of Chief Executive Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Charles W. Smith, Chairman and Chief Executive Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Granite State Bankshares, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002              /s/  Charles W. Smith
                                       ------------------------------------
                                       By:  Charles W. Smith
                                            Chairman and
                                            Chief Executive Officer

                  Certification of Chief Financial Officer
          Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, William G. Pike, Executive Vice President and Chief Financial Officer, certify that:

      1. I have reviewed this quarterly report on Form 10-Q of Granite State Bankshares, Inc.;

      2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

            (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the"Evaluation Date"); and

            (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated:  November 13, 2002              /s/  William G. Pike
                                       ------------------------------------
                                       By:  William G. Pike
                                            Executive Vice President and
                                            Chief Financial Officer